Form 10QSB
CASDIM INTERNATIONAL SYSTEMS INC
filed 1996-05-20
CIK 847470

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 __X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

 _____ Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _____ to _____

Commission file number: 33-27742


                       CASDIM INTERNATIONAL SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                           83-0288100
    (State of Incorporation)         (I.R.S. Employer Identification No.)


                          5 Haofan Street, Kiryat-Arie
                    P.O. Box 3599, Petah Tikva, Israel 49130
                    (Address of Principal Executive Offices)

                                972-3-924-7910
                (Issuer's Telephone Number, Including Area Code)


                    ---------------------------------------
                    (Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes _X_  No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 1996, the Issuer had 9,634,000 shares of Common Stock, par value $0.00001, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___  No _X_

                       CASDIM INTERNATIONAL SYSTEMS, INC.

                                      INDEX

                                                                         Page

Part I - Financial Information:
         Report on Independent Cerfitied Public Accountants................3

         Consolidated Balance Sheets at March 31, 1996 and 1995............4

         Consolidated Statements of Income for the periods
                  ended March 31, 1996 and 1995............................5

         Consolidated Statements of Cash Flows for the periods
                  ended March 31, 1996 and 1995............................6

         Notes to Financial Statements..................................7-11

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................12


Part II - Other Information:

         Item 5.  Other Information.......................................15

         Item 6.  Exhibits and Reports on Form 8-K........................16

Signatures................................................................17

                    HOCKER, LOVELETT, HARGENS & YENNIE, P.C.
                          Certified Public Accountants



                         INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors CASDIM INTERNATIONAL SYSTEMS, INC.
Riverton, WY 82501

We have compiled the accompanying consolidated balance sheets of CASDIM INTERNATIONAL SYSTEMS, INC. (a corporation) and its subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the three months then ended, in accordance with Statements on Standards for accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not epxress an opinion or any other form of assurance on them.

The balance sheet for the year ended December 31, 1995 was audited by us and we expressed an unqualified opinion on it in our report dated April 8, 1996, but we have not performed any auditing procedures since that date.



 /s/ Hocker, Lovelett, Hargens & Yennie, P.C.
May 14, 1996
Riverton, Wyoming

                       Casdim International Systems, Inc.
                            Condensed Balance Sheets
                             March 31, 1996 and 1995


                                         (Unaudited)                (Audited)
                                            1996                       1995
         ASSETS
CURRENT ASSETS
         Cash                            $   5,043                  $      26
         Accounts receivable
         Trade                             363,931                    155,783
         Other - Note 2                    981,761                  1,202,505
                                         ---------                 ----------
                  Total                  1,350,735                  1,358,315
PROPERTY AND EQUIPMENT - NOTE 3
         Property and equipment            114,028                    111,727
         Less accumulated depreciation     (19,707)                   (20,919)
                                         ----------                ----------
                  Net                       94,321                     90,808
OTHER ASSETS                               437,500                    467,659
                                         ---------                 ----------
         Patent, net - Note 4
                           TOTAL        $1,882,556                 $1,916,781
                                         =========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts Payable
                  Trade                 $   57,663                $   38,763
                  Other - Note 5           450,749                   465,417
                  Deposit                     --                        --
         Current maturities
                  of debt - Note 6         596,166                   674,702
                                        ----------                ----------
                           Total         1,104,578                 1,178,882
LONG-TERM DEBT
         Accrued severance pay,
                  net - Note 7              15,861                    12,986
MINORITY INTEREST IN
         CONSOLIDATED SUBSIDIARY              --                      72,372
                                      ------------                ----------
                           TOTAL         1,120,439                 1,264,240

STOCKHOLDERS' EQUITY
   Common stock, $0.00001 par value,
         500,000,000 shares authorized
         and 9,634,000 shares issued and
         outstanding 285,000 shares
         held in treasury stock               945                        945
         Additional paid in capital       194,480                    194,480
         Less treasury stock (cost)        (1,425)                    (1,425)
         Retained earnings (deficit)      568,117                    458,541
                                       ----------                 ----------
                  Total                   762,117                    652,541
                                       ----------                 ----------

                           TOTAL      $ 1,882,556                 $1,916,781
                                      ===========                 ==========

See accountants' compilation report and accompanying notes to consolidated financial statements.

                       Casdim International Systems, Inc.
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 1996 and 1995


                                                (unaudited)      (unaudited)
                                                    1996             1995

SALES                                         $    253,007      $   116,228
COST OF SALES                                       31,785           29,868
                                              ------------       ----------
GROSS PROFIT                                       221,222           86,360

SALES, ADMINISTRATIVE AND EXPENSES                 133,989          135,629
                                              ------------      -----------

INCOME (LOSS) FROM OPERATIONS                     107,233           (49,269)

OTHER INCOME (EXPENSES)
Interest expense                                  (18,710)          (20,489)
         Gain (loss) foreign translation          (18,134)            3,076
                                              ------------      ------------
                 Total                            (36,844)          (17,413)
                                              ------------      ------------

INCOME (LOSS) FROM OPERATIONS BEFORE
         TAXES                                     70,389           (66,682)

INCOME TAX (EXPENSES) BENEFIT                     (33,185)          (24,117)
                                              ------------       -----------

NET INCOME (LOSS)                             $    37,204       $   (42,565)
                                              ===========       ============


NET EARNINGS (LOSS) PER SHARE                 $       .01      $       (.03)
                                              ===========      =============

WEIGHTED AVERAGE NUMBER OF
         SHARES OUTSTANDING                     9,634,000          1,134,00




See accountants' compilation report and accompanying notes to consolidated financial statements.

                       Casdim International Systems, Inc.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1996 And 1995

                                                   (unaudited)    (unaudited)
                                                       1996          1995

CASH FLOW FROM OPERATING ACTIVITIES:
         Net income (loss)                        $    37,204       $(42,565)
         Adjustments to reconcile net income
            to net cash provided by operating
            activities:
               depreciation and amortization           28,947         15,761

         Changes in operating assets and liabilities:
         (Increase) Decrease In:
            Accounts receivable - trade              (208,148)       105,292
            Accounts receivable - other               220,744         76,701
         (Decrease) Increase In:
            Accounts receivable - trade                18,900         11,649
            Accounts receivable - other               (14,668)       364,941
            Deposits                                     --            --
                                                      ----------    ----------
         Net cash provided by operating activities     82,979        531,779

CASH FLOW FROM INVESTING ACTIVITIES:
         Purchase of property and equipment            (2,301)        (9,721)
         Purchase of patent                               -         (500,000)
                                                  ------------    -----------

            Net cash used in investing activities      (2,301)      (509,721)

CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from notes payable                  (78,536)       (31,410)
         Severance pay                                  2,875          1,029
         Proceeds from issuance of stock                   -             -
                                                    ----------     ----------

         Net cash (used) by financing activities      (75,661)        30,381
                                                    ----------     ----------

NET INCREASE (DECREASE) IN CASH                         5,017         (8,323)
CASH
         Beginning of period                               26          9,488
                                                    ----------     ----------
         End of period                            $     5,043     $    1,165
                                                    ==========    ===========

See accountants' compilation report and accompanying notes to consolidated financial statements.

                       Casdim International Systems, Inc.
                 Notes to the Consolidated Financial Statements

1.       General

         The Company designs and develops interactive kiosks and performs network integration.

2.       Summary of Significant Accounting Policies:

         This summary of significant accounting policies of CASDIM INTERNATIONAL SYSTEMS, INC. (the "Company") and its subsidiaries, CASDIM INTERACTIVE SYSTEMS, USA, INC. and CASDIM INTERACTIVE SYSTEMS, LTD., (ISRAEL), is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.

         a. Accounting principles - The Company's financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") in Israel and the United States. As applicable to these financial statements, such accounting principles are in all material respects substantially identical.

         b. Name change -- Effective December 11, 1995, S.W. Financial Corp.'s name was changed to CASDIM INTERNATIONAL SYSTEMS, INC.

         c. Principles of consolidation - In 1995, CASDIM INTERNATIONAL SYSTEMS, INC. issued 8,500,000 shares of stock after a 50:1 reverse stock split to acquire 100% of the voting and equity shares of CASDIM INTERACTIVE SYSTEMS, USA, INC., which owns 100% of the voting and equity shares of CASDIM INTERACTIVE SYSTEMS, LTD., (ISRAEL). The business combination has been accounted for using the pooling method of accounting. The consolidated financial statements include the accounts of the Company and its subsidiaries.

         d. Rates of exchange - Assets and liabilities, in or linked to, foreign currency are included on the basis of the representative rate prevailing at the balance sheet date.
                  Representative exchange rates between the NIS and the U.S. dollar at March 31, 1996 and 1995 were NIS 3.111 = US $1.00, NIS 2.968 = US $1.00, respectively.

         f.       Fixed Assets - Fixed assets are stated at cost.   Depreciation
                  has been calculated by the straight-line method over the estimated useful lives of the assets.

                                                                       Years
                           Leasehold improvements                       10

                           Motor Vehicles                                7

                           Office furniture and
                           equipment (mainly computers
                           and peripheral equipment)                   5-20

                  Leasehold improvements are depreciated using the straight-line method over the period of each lease, not to exceed the estimated useful life of the improvements.

         g. Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers cash and cash equivalents to consist of all cash, either on hand or in banks including time deposits, and any highly liquid debt instruments purchased with a maturity of three months or less.

         h. Bad Debts - Uncollectible accounts receivables are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material differences from the valuation method required by generally accepted accounting principles.

         i. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         j. Comparative Statements - The comparative statements at March 31, 1996 and 1995 have been restated as if the individual companies had been combined during the entire periods.

         k. Recognition of Income - Income deriving from long term contracts is recognized upon percentage completion basis. At March 31, 1996, the Company completed 83% of its $2,074,029 (NIS 6,502,080) contract with Kupat Holim Leumit. Estimated costs amount to $743,762 (NIS 2,331,695).

         l. Deferred income taxes - Deferred income taxes are provided for temporary differences between the assets and liabilities, as measured in the financial statements, and for tax purposes at the tax rate expected to be in force when these differences reverse, in accordance with Statement No. 109 of the Financial

                  Accounting  Standards  Board  ("FASB")  (Accounting for Income
                  Taxes).   Deferred  income  taxes  are  not  material  to  the
                  financial statements.

         m. Net Income per Share - Net income per share is computed on the weighted shares adjusted for the issuance of shares and consolidation.

3.       Other Receivables and Prepaid Expenses as of March 31,

                                            1996                 1995
                                            ----                 ----
         Employees                          $                    $
         Deferred taxes                       --                   --
         Prepaid expenses                    126,902               226,124
         Related parties                     854,859               --
         Income tax withheld                  --                   --
                                            -------------        ----------
                                            $981,761              $226,124
                                            =============        ==========

4.       Fixed Assets as of March 31,       1996                 1995
                                            ----                 ----

         Cost                               $ 2,160              $ 2,160
         Leasehold improvement               92,684               66,184
         Furniture & equipment               19,184                1,419
                                            -------------        -------
         Motor Vehicles                     114,028               69,763

         Accumulated depreciation
         Leasehold improvement                  342                  180
         Furniture & equipment               16,621                7,397
         Motor vehicles                       2,744                  142
                                            -------------        -------
                                             19,707                7,719
                                            -------------        -------
                                            $94,321              $62,044
                                            =============        =======
5.       Patent

         In January 1995, the Company acquired a pending patent No. 108935 from CASDIM SOFTWARE SYSTEMS, LTD. for the sum of $500,000.
         The patent is being depreciated using the straight-line method over the period of ten years.

6.       Other Payable and Accrued Liabilities as March 31,
                                                1996               1995
                                                ----               ----
         Related Parties                     $  --               $367,243
         Provision for taxes, net             396,644                 --
         Payroll and related amounts            9,102               8,838
         Accrued expenses                      30,870              18,750
         Government authorities                14,133              21,029
                                             -------------        -------
                                              450,749             415,860
                                             =============        =======

7.       Current Maturities of Debt as of March 31,
                                                1996                 1995
                                                ----                 ----
         Note payable ban,  due March 31,
         1996,  plus accrued  interest
         at 17.5% collateralized by
         fixed assets, securities,
          notes and negotiable documents     $180,806            $   --

         Short-Term Bank credit, due
         December 31, 1996, plus
         accrued interest at 20.5%            415,360             155,502
                                        -------------             -------
                           TOTAL             $596,166            $155,502
                                        =============            ========



8.       Accrued Severance Pay

         The liability of the Company for severance pay is calculated on the basis of the latest salary paid to its employees and the length of time they have worked for the Company. Pursuant to Israeli law, the liability is covered by a provision in the Company's balance sheet and amounts deposited with the severance pay funds and insurance policies. The insurance policies are owned by the Company and have been entered by the Company on behalf of individual employees. The amounts accumulated with the insurance company are not under the Company's control or management and are therefore not reflected in the Company's balance sheet. The amounts deposited with the severance pay funds are available for withdrawal in accordance with provisions of the Severance Pay Law, 1963. The Company has no other liability for pension expenses.

9.       Minority Interest

         The minority interest in CASDIM INTERACTIVE SYSTEMS, LTD., (ISRAEL) has been relinquished by the minority shareholder under Israeli law which is held as deferred shares. The interim consolidated financial statements have been adjusted to reflect this change.

10.      Taxes on Income

         CASDIM INTERACTIVE SYSTEMS, LTD., (ISRAEL), is subject to the income tax law (inflationary adjustments) pursuant to which its results of operations for tax purposes are measured in real terms in accordance with the Israeli CPI. Under the Income Tax Law (Adjustments for
         Inflation 1985), income for tax purposes i measured in terms of earnings in NIS and adjusted for changes in the CPI. The theoretical tax expense, assuming all income was taxed at the regular rate applicable to an Israeli corporation and the actual tax expense is virtually identical. Any differences are immaterial to the financial statements taken as a whole.

11.      Related Party Transactions

         In October 1995, the Company transferred $1,000,000 or (NIS 3,000,000) to CASDIM SOFTWARE SYSTEMS, LTD., of which US $700,000 served as advanced payment on account of the purchase and adaptation of related software products for the "MEDICAL MULTIMEDIA KIOSK" which is expected to be sold in 1996 to Kupat Holim Leumit, the largest H.M.O. in Israel and US $300,000 was a short-term loan. The principal amount of the loan is linked to the Israeli CPI. The Company also acquired a patent from the related party. See details at Note 5.

12.      Commitments and Contingent Liabilities

         Lease commitment: The Company's premises are leased under a rental agreement which expires on December 31, 1997. The annual rental under the lease is Adjusted NIS 225,720 (US $72,000). The rent is linked to the US dollar.

13.      Unlinked Monetary Balance as of March 31,
                                              1996             1995
                                              ----             ----
         Current assets:
                  Cash                     $   141           $    42
                  Trade receivables         10,190            35,380
                  Other receivables         27,489             8,163
                                           -------           -------
                                           $37,820           $43,585
                                           =======           =======
         Current liabilities
                  Trade payables           $ 1,615           $ 1,765
                  Other payables            12,621            15,013
                  Deposits                    --              44,566
                  Short-term bank debts     16,693             5,614
                                           -------           -------
                                           $30,929           $66,958
                                           =======           =======

         The above amounts reflect the exposure of the Company to the effects of inflation at each balance sheet date.

14.      Subsequent Events

         On May 3, 1996, the Company completed a private placement of its securities in which 4,000,000 shares of common stock were issued.
         The  offering  raised $3,000,000 in capital contributions,   before
         expenses estimated at $300,000.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

Background

         In November 1995, the Company issued 8,500,000 shares of common stock after giving effect to a 50:1 reverse stock split, to acquire 100% of Casdim Interactive Systems USA, Inc. ("Casdim USA"), the owner of 100% of the voting and equity shares of Casdim Interactive Systems, Ltd. ("Casdim Israel"). Prior to the acquisition of Casdim USA, the Company did not have any significant operations. The business combination has been accounted for using the pooling method of accounting.

         Upon the completion of the exchange of shares, the Company changed its name from S.W. Financial Corp. to Casdim International Systems, Inc.

Results of Operations

     Quarter Ended March 31, 1996 Compared with Quarter Ended March 31, 1995

         Product sales increased to $253,007 during the first quarter of 1996 from $116,228 during the comparable period in 1995. The increase in sales was principally attributable to the initiation of deliveries of the Company's kiosks. The Company expects to place greater emphasis in the future on the leasing of kiosks which will provide the Company with a continuing stream of income. As a result, the Company's revenues in 1996 may fluctuate. Overall sales in 1996 are expected to increase as a result of the Company's continued penetration of the Israeli market and the anticipated entry into the U.S. market later in 1996. No assurance can be given that the Company will succeed in its efforts in penetrating the U.S. market or obtaining leases.

         Cost of sales increased slightly to $31,785 in the 1996 period from $29,868 in 1995. As a result of the Company's increased revenues, its gross profit margin was 87.4% for the quarter ending March 31, 1996, as compared to 74.3% for the comparable period in 1995. The Company expects its gross margins to vary in the future depending on the nature of its revenues and changes in product and customer mix.

         Selling, general and administrative expenses decreased 15.9% in 1996 to $113,989 from $135,629 in 1995 due primarily to timing differences. The Company believes that selling, general and administrative expenses will increase in 1996 as a result of the planned increase in marketing and sales efforts for the Company's products and the costs associated with it being a publicly traded company.

         For the period ended March 31, 1996, the Company had income from operations of $107,233 as compared to a loss of $49,269 for the comparable period in 1995. The operating loss in the 1995 period was due primarily to the Company's limited sales to that date.

         During the period ended March 31, 1996, the Company had interest expenses of $18,710 as compared to $20,489 in the 1995 period. The Company expects interest expenses to continue to decline in 1996 as a result of its recently completed private placement of securities. However, if the Company's operations increase significantly, it may be required to seek additional debt financing, which will result in increased interest expense.

         In  the  1996  period,   the  Company  incurred  a  loss  from  foreign
translation of $18,134 compared to a gain of $3,076 in the 1995 period.

         As a result of the foregoing, the Company had income before taxes of $70,389 and net income of $37,204 or $.01 per share for the quarter ending March 31, 1996 as compared to a loss before taxes of $66,682 and a net loss of $42,565 or $.03 per share for the comparable period in 1995.

Liquidity and Capital Resources

         At March 31, 1996, the Company had working capital of $246,157 as compared to $179,432 at March 31, 1995. The Company's liquidity improved in 1996, principally as a result of its continued profitability.

         One of the factors that will affect the Company's working capital is the payment cycle on its sales. As the Company's sales increase, its accounts receivable are likely to increase proportionally. The Company has benefited from deposits made by customers with respect to contracts. The Company may not be able to obtain such terms in the future, especially if the Company's revenues become more dependent on leasing.

         In 1995, the Company obtained a $500,000 line of credit facility from Bank Hapoalim. The line of credit bears interest at 20.5%. At March 31, 1996, the Company had approximately $84,500, which its has subsequently repaid, available under the credit line. In addition, on March 31, 1996, the Company had $180,806 outstanding under a note due to Bank Hapoalim bearing interest at 17.5%. The Company paid such note in 1996 and anticipates that it will further reduce its borrowings during the year.

         In May 1996, the Company completed a private placement of 4,000,000 shares of its common stock at a purchase price of $0.75 per share. The net proceeds from the sale of the shares, which are estimated to be $2,700,000, will be used for working capital and to repay existing debt. See "OTHER INFORMATION."

         Managements believes that the Company's cash requirements for the foreseeable future will be satisfied by cash flow from operations, existing cash, and if needed, short-term borrowing. The Company has no significant financial commitments outstanding.

                           PART II - OTHER INFORMATION

                       CASDIM INTERNATIONAL SYSTEMS, INC.


Item 5.           Other Information.
                  ------------------

         On May 3, 1996, the Company completed a private placement of 4,000,000 shares of its common stock at a purchase price of $0.75 per share. The net proceeds from the sale of the shares, which are estimated at $2,700,000, will be used for working capital and to repay existing debt.

         In connection with the private placement, the Company entered into a public relations retainer agreement and a consulting agreement which collectively required the issuance of five-year options and warrants to purchase 1,850,000 shares of common stock of the Company at an exercise price of $1.00 per share. The net proceeds to be received by the Company for the exercise of the options and warrants, if any, will be used for working capital.

         On May 2, 1996, the Company's  Chairman and Chief  Executive  Officer,
Mr. Yehuda Shimshon, caused his 10% ownership in the outstanding shares of Casdim Israel to be converted into deferred shares. Under Israeli law, a holder of deferred shares is not entitled to any rights other than to receive the par value of such shares on dissolution. As a result, the Company is now the effective owner of 100% of the equity of Casdim Israel.

Item 6.           Exhibits and Reports on Form 8-K

(a)  Exhibits

         *3.1     Certificate of Incorporation as amended through December 6,
                  1995.

         3.2      Amendment to the Certificate of Incorporation dated May 1,
                  1996.

         **3.3    By-laws.

         4.1      Form of Warrant Agreement.

         4.2      Stock Option Agreement with Sunrise Financial Group Inc.

         10.1.    Private Placement Purchase Agreement.

         10.2 Public Relations Retainer Agreement dated April 26, 1996 with Sunrise Financial Group Inc.

         10.3 Consulting Agreement dated April 24, 1996 with Pelican Securities & Investments Ltd., Softbreeze Ltd., Montaraz Limited, Onvoy Holdings Ltd., and Wideglobe Ltd.

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

         The Company's Report on Form 8-K dated March 28, 1996 is hereby incorporated by reference.

_________________________
* Incorporated by reference to the Company's Report on Form 10-KSB for the year Ended December 31, 1995.

** Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CASDIM INTERNATIONAL SYSTEMS, INC.


                                  /s/ Yehuda Shimshon
                                  ---------------------------------------------
                                         Yehuda Shimshon
                                         Chairman of the Board, President & CEO




Date: May 15, 1996

                                   Exhibit 3.2

                Mail to: Secretary of State              For office use only
                    Corporations Section
                  1560 Broadway, Suite 200                     FILED COPY
                      Denver, CO 80202
                       (303) 894-2251
                     Fax (303) 894-2242

MUST BE TYPED
FILING FEE: $25.00
MUST SUBMIT TWO COPIES

Please include a typed        ARTICLES OF AMENDMENT         961059363 M $25.00
self-addressed envelope              TO THE                 Secretary of State
                            ARTICLES OF INCORPORATION       05-01-96   11:34

Pursuant to the provisions of the Colorado Business Corporation Act, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

FIRST: The name of the corporation is Casdim International Systems, Inc.

SECOND: The following amendment to the Articles of Incorporation was adopted on November 28, 1995, as prescribed by the Colorado Business Corporation Act, in the manner marked with an X below:

         No  shares  have  been  issued  or   Directors   Elected  -  Action  by
         Incorporators.

         No shares have been issued but Directors Elected - Action by Directors.

         Such amendment was adopted by the board of directors where shares have been issued and shareholder action was not required.

    X Such amendment was adopted by a vote of the shareholders. The number of shares voted for the amendment was sufficient for approval.

THIRD: If changing corporate name, the new name of the corporation is


FOURTH: The manner, if not set forth in such amendment, in which any exchange, reclassification, or cancellation of issued shares provided for in the amendment shall be effected, is as follows: Pursuant to a 1:50 reverse split of the corporation's issued and outstanding shares of common stock ($0.00001 par value) 1,534,000 shares are being issued in exchange for 76,700,000 shares which were issued and outstanding prior to the reverse split. Neither the par value of the common stock nor the number of authorized shares of common stock (500,000,000) are affected by the reverse split.

If these   amendments  are  to  have  delayed effective  date,  please list that  date: __________
         (Not to exceed  ninety  (90) days from the date of filing)


                                    Casdim International Systems, Inc.
                                           By: Yehuda Shimshon

                                    Signature     /s/ Yehuda Shimshon
                                                  --------------------
                                    Title:           President, Chairman & CEO

                                                                Revised 7/95

                                   Exhibit 4.1

                        CASDIM INTERNATIONAL SYSTEMS INC.
                               WARRANT CERTIFICATE

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED OR QUALIFIED FOR SALE UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR ANY STATE SECURITIES LAW AND MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR QUALIFICATION OR AN EXEMPTION THEREFROM UNDER THE SECURITIES ACT, AND ANY SUCH STATE LAWS WHICH MAY BE APPLICABLE AND ARE TRANSFERABLE ONLY UPON THE CONDITIONS SPECIFIED IN THIS WARRANT CERTIFICATE.


Certificate for ________________ Warrants                     March    , 1996




Void after 5:00 p.m. Eastern Standard Time on  _______________ .

         Casdim International Systems Inc., a Colorado corporation, hereby certifies that, for value received, , or registered assigns, is the registered owner of the number of Warrants set forth above (the "Warrants"). Each Warrant entitles the Holder to purchase one share, as adjusted from time to time as provided herein, of the shares of the Company, par value .01 per share (the "Common Stock"; each such share being a "Warrant Share" and all such shares being the "Warrant Shares") at the exercise price of $1.00 per share (as adjusted from time to time as provided herein, the "Exercise Price") commencing on the date hereof (the "Exercise Date") and expiring on or before 5:00 p.m. Eastern Standard Time on (the "Expiration Date"), all subject to the following terms and conditions:

         Section 1. Registration. The Company shall register each Warrant, upon records to be maintained by the Company for that purpose (the "Warrant Register"), in the name of the record holder of such Warrant from time to time. The Company may deem and treat the registered holder of each Warrant as the absolute owner thereof for the purpose of any exercise thereof or any distribution to the holder thereof, and for all other purposes. The Company shall not at any time close the Warrant Register so as to result in preventing or delaying the exercise or transfer of the Warrants.

    Section 2.  Registration of Transfers; Issuance of New Warrant Certificates.

         2.1 Registration of Transfers. The Company shall register the transfer of any Warrants in the Warrant Register, so long as either a registration statement under the Securities Act is effective with respect thereto or such transaction is exempt from registration, upon surrender of this Warrant Certificate, with the Form of Assignment attached hereto as Annex A duly filled in and executed, to the Company at the office of the Company specified in or pursuant to Section 3.2(a). Upon any such registration of transfer, a new Warrant Certificate, in substantially the form of this Warrant Certificate, evidencing the Warrants so transferred shall be issued to the transferee and a new Warrant Certificate, in similar form, evidencing the remaining Warrants not so transferred, if any, shall be issued to the then registered holder thereof.

         2.2 Issuance of New Warrant Certificates. Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant Certificate and (i) in the case of any such loss, theft or destruction upon delivery of indemnity reasonably satisfactory to the Company in form and amount and (ii) in the case of any such mutilation, upon surrender of this Warrant Certificate for cancellation at the office of the Company at which the Warrant Register is kept, the Company, at its expense, will execute and deliver, in lieu thereof, a new Warrant Certificate representing the right to purchase at the Exercise Price then in effect a like aggregate number of Warrant Shares. The signed statement of the registered holder thereof certifying as to the occurrence of any loss, theft, destruction or mutilation of this Warrant shall constitute evidence satisfactory to the Company for the purpose of this section and no indemnity shall be required as a condition to the execution and delivery by the Company of a new Warrant Certificate in lieu of this Warrant Certificate other than the registered holder's unsecured written agreement to indemnify the Company.

         Section 3.  Exercise of Warrant; Issuance of Exercise Shares.

         3.1 Exercise of Warrant. Subject to the provisions of this Warrant Certificate, including adjustments to the number of Warrant Shares issuable on the exercise of each Warrant and to the Exercise Price pursuant to Section 6, the holder of each Warrant shall have the right, commencing on the Exercise Date until on or prior to the Expiration Date, to purchase from the Company, and the Company shall be obligated to issue and sell to such holder of a Warrant, at the Exercise Price one fully paid Warrant Share. The Warrant and all rights hereunder shall expire on the Expiration Date and shall be wholly null and void to the extent the Warrants are not exercised before it expires.

         3.2      Issuance of Warrant Shares.

                  (a) Subject to Sections 4 and 8, upon (i) surrender of this Warrant Certificate, with the Form of Election to Purchase attached hereto as Annex B duly filled in and executed, to the Company at the office of its registered agent in the United States, [State Agent and Transfer Syndicate, Inc., 3276 Kitchen Drive, Carson City, Nevada 89701, Attention: ,] or at such other address as the Company may specify in writing to the then registered holder of the Warrants, and (ii) payment of the Exercise Price multiplied by the number of Warrant Shares then issuable upon exercise of the Warrants being exercised in lawful money of the United States of America, all as specified by the holder of this Warrant Certificate in the Form of Election to Purchase, the Company shall within three business days from the date such Form of Election to Purchase is received by the Company, promptly issue and cause to be delivered to or upon the written order of the registered holder of such Warrants, and in such name or names as such registered holder may designate, a certificate for the Warrant Shares issued upon such exercise of such Warrants. Any person so designated to be named therein shall be deemed to have become the holder of record of such Warrant Shares as of the Date of Exercise of such Warrants.

                  The "Date of Exercise" of any Warrant means the date on which the Company shall have received (i) this Warrant Certificate, with the Form of Election to Purchase appropriately filled in and executed, and (ii) payment of the Exercise Price for such Warrant.

                  (b) The Warrants evidenced by this Warrant Certificate shall be exercisable either as an entirety or, from time to time, for part only of the number of Warrants evidenced hereby. If fewer than all of the Warrants evidenced by this Warrant Certificate are exercised at any time, the Company shall issue, at its expense, a new Warrant Certificate, in substantially the form of this Warrant Certificate, for the remaining number of Warrants evidenced by this Warrant Certificate.

         Section 4. Payment of Taxes. The Company will pay all securities transfer taxes and other similar governmental charges (excluding taxes or charges based on income or capital gains) that may be imposed on the Company, or with respect to the Warrant or the Warrant Shares, provided, however, that the Company shall not be required to pay any tax or other charge imposed in respect of the transfer of Warrants, or the issuance or delivery of certificates of Warrant Shares or other securities in respect of the Warrant Shares upon the exercise of Warrants, to a person or entity other than a then existing registered holder of Warrants or an Affiliate of such registered holder. An "Affiliate" of any person or entity means any other person or entity directly or indirectly controlling, controlled by or under direct or indirect common control with such person or entity.

         Section 5.  Reservation and Issuance of Warrant Shares.

         5.1 Reservation of Warrant Shares. The Company agrees and covenants that at all times prior to the Expiration Date it will have authorized, and hold in reserve and keep available, free from preemptive rights, for the purpose of enabling it to satisfy any obligation to issue Warrant Shares upon the exercise of the Warrants, the number of Warrant Shares deliverable upon full exercise of the Warrants.

         5.2 Issuance of Warrant Shares. The Company agrees and covenants that all Warrant Shares issuable upon issuance in accordance with the terms of this Warrant Certificate will be duly authorized, validly issued, fully paid and non-assessable and free and clear of all taxes or other governmental charges with respect to the issuance thereof and from all liens, charges and security interests created by the Company.

         Section 6. Adjustments of Exercise Price and Number of Warrant Shares. The Exercise Price and the number of Warrant Shares issuable upon the exercise of each Warrant shall be subject to adjustment from time to time as hereinafter provided. Upon each adjustment of such Exercise Price pursuant to subsection 6.1, 6.2, 6.3, 6.4 or 6.5, each Warrant shall thereafter entitle the holder thereof to purchase, at the Exercise Price resulting from such adjustment, the number of Warrant Shares obtained by multiplying the Exercise Price in effect immediately prior to such adjustment by the number of Warrant Shares issuable upon exercise of such Warrant immediately prior to such adjustment and dividing the product thereof by the Exercise Price resulting from such adjustment.

         6.1 Adjustment of Price Upon Issuance of Common Stock. If at any time after the date hereof the Company shall issue or issues any warrants exercisable for a consideration per share less than One Dollar ($1.00) (the "Base Price") then, forthwith upon such issue or sale, the Exercise Price shall be reduced to the lower of the prices (calculated to the nearest cent) determined as follows:

                           (i) by dividing (A) an amount equal to the sum of (1)
                  the number of shares of Common Stock outstanding immediately prior to such issue or sale multiplied by the then existing Exercise Price, and (2) the consideration, if any, received by the Company upon such issue or sale, by (B) the total number of shares of Common Stock outstanding immediately after such issue or sale; and

                           (ii) by  multiplying  the  Exercise  Price in  effect
                  immediately prior to the time of such issue or sale by a fraction, the numerator of which shall be the sum of (A) the number of shares of Common Stock outstanding immediately prior to such issue or sale multiplied by the Base Price plus (B) the consideration received by the Company upon such issue or sale, and the denominator of which shall be (x) the total number of shares of Common Stock outstand ing immediately after such issue or sale, multiplied by (y) the Base Price.

No adjustment of any Exercise Price, however, shall be made in an amount less than $0.05 per share, but any such lesser adjustment shall be carried forward and shall be made at the time of, and together with, the next subsequent adjustment which together with any adjustments so carried forward shall amount to $0.05 per share or more.

          6.2  Other Adjustment Events and Provisions.  For the purposes of this
Section 6, the following clauses shall also be applicable:

         6.2.1 Issuance of Rights, Warrants or Options. In case at any time the Company shall grant, issue or sell (whether directly or by assumption in a merger or otherwise) any rights or warrants (other than the Warrants) to subscribe for or to purchase, or any options for the purchase of, Common Stock or any stock or securities convertible into or exchangeable for Common Stock (such convertible or exchangeable stock or securities being herein called "Convertible Securities") whether or not such rights, warrants or options, or the right to convert or exchange any such Convertible Securities, are immediately exercisable, and the price per share for which Common Stock is issuable upon the exercise of such rights, warrants or options, or upon conversion or exchange of such Convertible Securities (determined as provided below) shall be less than the Base Price, then the total maximum number of shares of Common Stock issuable upon the exercise of such rights, warrants or options or upon conversion or exchange of the total maximum amount of such Convertible Securities issuable upon the exercise of such rights, warrants or options shall (as of the date of granting of such rights, warrants or options) be deemed to be outstanding and to have been issued for such price per share. Except as provided in subsection 6.2.3, no further adjustments of any Exercise Price shall be made upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such rights or warrants or options or upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities. For the purposes of this subsection 6.2.1, the price per share for which Common Stock is issuable upon the exercise of any such rights or warrants or options or upon conversion or exchange of any such Convertible Securities shall be determined by dividing (A) the total amount, if any, received or receivable by the Company as consideration for the granting of such rights or warrants or options, plus the minimum aggregate amount of additional consideration payable to the Company upon the exercise of all such rights or warrants or options, plus, in the case of such rights or warrants or options which relate to Convertible Securities, the minimum aggregate amount of additional consideration, if any, payable upon the issue or sale of such Convertible Securities and upon the conversion or exchange thereof, by (B) the total maximum number of shares of Common Stock issuable upon the exercise of such rights or warrants or options or upon the conversion or exchange of all such Convertible Securities issuable upon the exercise of such rights or warrants or options.

         6.2.2 Issuance of Convertible Securities. In case the Company shall issue (whether directly or by assumption in a merger or otherwise) or sell any Convertible Securities, whether or not the rights to exchange or convert thereunder are immediately exercisable, and the price per share for which Common Stock is issuable upon conversion or exchange of such Convertible Securities (determined as provided below) shall be less than the Base Price, then the total maximum number of shares of Common Stock issuable upon conversion or exchange of all such Convertible Securities shall (as of the date of the issue or sale of such Convertible Securities) be deemed to be outstanding and to have been issued for such price per share, provided that (A) except as provided subsection 6.2.3, no further adjustments of any Exercise Price shall be made upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities, and (B) if any such issue or sale of such Convertible Securities is made upon exercise of any rights or warrants to subscribe for or to purchase or any option to purchase any such Convertible Securities for which adjustments of any Exercise Price have been or are to be made pursuant to other provisions of this subsection 6.2.2, no further adjustment of any Exercise Price shall be made by reason of such issue or sale. For the purposes of this 6.2.2, the price per share for which Common Stock is issuable upon conversion or exchange of Convertible Securities shall be determined by dividing (1) the total amount received or receivable by the Company as consideration for the issue or sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Company upon the conversion or exchange thereof, by (2) the total maximum number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities.

         6.2.3 Change in Option Price or Conversion Rate. If the purchase price provided for in any rights or warrants or options referred to in subsection
6.2.1 above, or the additional consideration, if any, payable upon the conversion or exchange of Convertible Securities referred to in subsections
6.2.1 or 6.2.2 above, or the rate at which any Convertible Securities referred to in subsections 6.2.1 or 6.2.2 above are convertible into or exchangeable for Common Stock, shall change (other than under or by reason of provisions designed to protect against dilution), then the Exercise Price in effect at the time of such event shall forthwith be readjusted to the Exercise Price which would have been in effect at such time had such rights, warrants, options or Convertible Securities still outstanding provided for such changed purchase price, additional consideration or conversion rate, as the case may be, at the time initially granted, issued or sold. If the purchase price provided for in any such right, warrant or option referred to in subsection 6.2.1 above or the rate at which any Convertible Securities referred to in subsections 6.2.1 or 6.2.2 above are convertible into or exchangeable for Common Stock shall change at any time under or by reason of provisions with respect thereto designed to protect against dilution, then in case of the delivery of Common Stock upon the exercise of any such right or warrant or option or upon conversion or exchange of any such Convertible Security, the Exercise Price then in effect hereunder shall forthwith be adjusted upon the issuance of the shares of Common Stock delivered as aforesaid, but only if as a result of such adjustment the Exercise Price then in effect hereunder is thereby decreased.

         6.2.4 Stock Dividends. In case the Company shall declare a dividend or make any other distribution upon any stock of the Company payable in Common Stock or Convertible Securities, any Common Stock or Convertible Securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued or sold without consideration.

         6.2.5 Consideration for Stock. In case any shares of Common Stock or Convertible Securities or any rights or warrants or options to purchase any such Common Stock or Convertible Securities shall be issued or sold:

                           (A) for cash,  the  consideration  received  therefor
                  shall be deemed to be the amount received by the Company therefor, without deducting therefrom any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith;

                           (B) for a  consideration  other than cash, the amount
                  of the consideration other than cash received by the Company shall be deemed to be the fair value of such consideration, as determined, in good faith and in the exercise of reasonable business judgment, by the Board of Directors of the Company, without deducting therefrom of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith; or

                           (C) in connection with any merger or consolidation in
                  which the Company is the surviving corporation (other than any consolidation or merger in which the previously outstanding shares of Common Stock of the Company shall be changed into or exchanged for the stock or other securities of another corporation), the amount of consideration therefor shall be deemed to be the fair value, as determined, in good faith and in the exercise of reasonable business judgment, by the Board of Directors of the Company, of such portion of the assets and business of the non-surviving corporation as such board may determine to be attributable to such shares of Common Stock, Convertible Securities, rights or warrants or options, as the case may be.

In the event of any consolidation or merger of the Company in which the Company is not the surviving corporation or in which the previously outstanding shares of Common Stock of the Company shall be changed into or exchanged for the stock or other securities of another corporation, the Company shall be deemed to have issued a number of shares of its Common Stock for stock or securities or other property of the other corporation computed on the basis of the actual exchange ratio on which the transaction was predicated and for a consideration equal to the fair market value on the date of such transaction of all such stock or securities or other property of the other corporation, and if any such calculation results in adjustment of the Exercise Price, the determination of the number of shares of Common Stock issuable upon exercise of the Warrants immediately prior to such merger, consolidation or sale, for purposes of Section 6.5, shall be made after giving effect to such adjustment of the Exercise Price. In the event of any sale of all or substantially all of the assets of the Company for stock or other securities or property of any corporation, there shall thereafter be deliverable upon the exercise of this Warrant or any portion thereof (in lieu of the Warrant Shares theretofore deliverable) the kind and amount of shares of stock or other securities or property (including, without limitation, cash) which the holder of the number of Warrant Shares would otherwise have been entitled to upon the exercise of this Warrant or any portion thereof.

         6.2.6 Record Date. In case the Company shall take a record of the holders of its Common Stock for the purpose of entitling them (A) to receive a dividend or other distribution payable in Common Stock or in Convertible
Securities, or (B) to subscribe for or purchase Common Stock or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued or sold upon the declaration of such dividend or the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.

         6.2.7 Treasury Shares. The number of shares of Common Stock outstanding at any given time shall not include shares owned or held by or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock for the purposes of subsection 6.2.

         6.2.8 [Intentionally Omitted.]

         6.2.9 [Intentionally Omitted.]

         6.2.10 Certain Issues Excepted. Anything herein to the contrary notwithstanding, the Company shall not be required to make any adjustment of any Exercise Price in case of the issuance of shares of Common Stock upon the exercise of options or rights granted or provided or to be granted or provided under the Company's Employee Stock Option Plans and any employee benefit plans hereafter adopted by the Company.

         6.3 Certain Special Dividends. In case the Company shall declare a dividend or make any other distribution (other than a distribution referred to in Section 6.2) upon the Common Stock (other than cash dividends payable out of current earnings for the immediately preceding four fiscal quarters, determined in accordance with generally accepted accounting principles), then in each case the holder of this Warrant Certificate, upon the exercise of each Warrant at any time thereafter, shall be entitled to receive, in addition to the Warrant Shares, (i) the dividend or other distribution to which such holder would have been entitled as a holder of Common Stock if such holder had exercised its Warrants immediately prior to the record date for such distribution and (ii) any income earned on the dividend or other distribution distributed from the distribution date to the Exercise Date, less the Exercise Price then in effect. At the time of any such distribution, the Company shall (y) if permitted by applicable law, distribute to such holder the dividend or other distribution to which it would be entitled upon exercise or (z) hold such dividend or other distribution in trust for the registered holder of the Warrant Shares if in the opinion of counsel for the Company the Company is prohibited by applicable laws from distributing such dividend or other distribution to such holders of the Warrant Shares.

         6.4 Subdivision or Combination of Stock. In case the Company shall at any time subdivide the outstanding shares of Common Stock into a greater number of shares, the Exercise Price in effect immediately prior to such subdivision shall be proportionately reduced, and conversely, in case the outstanding shares of Common Stock shall be combined into a smaller number of shares, the Exercise Price in effect immediately prior to such combination shall be proportionately increased.

         6.5 Adjustments for Consolidation, Merger, Sale of Assets, Reorganization, etc. In case the Company (i) consolidates with or merges into any other corporation and is not the continuing or surviving corporation of such consolidation or merger, or (ii) permits any other corporation to consolidate with or merge into the Company and the Company is the continuing or surviving corporation but, in connection with such consolidation or merger, the Common Stock is changed into or exchanged for stock or other securities of any other corporation or cash or any other assets, or (iii) transfers all or substantially all of its properties and assets to any other corporation, or (iv) effects a capital reorganization or reclassification of the capital stock of the Company in such a way that holders of Common Stock shall be entitled to receive stock, securities, cash or assets with respect to or in exchange for Common Stock, then, and in each such case, proper provision shall be made so that, upon the basis and upon the terms and in the manner provided in this subsection 6.5, the holder of this Warrant Certificate, upon the exercise of each Warrant at any time after the consummation of such consolidation, merger, transfer, reorganization or reclassification, shall be entitled to receive (at the aggregate Exercise Price in effect for all shares of Common Stock issuable upon such exercise immediately prior to such consummation as adjusted to the time of such transaction), in lieu of shares of Common Stock issuable upon such exercise prior to such consummation, the stock and other securities, cash and assets to which such holder would have been entitled upon such consummation if such holder had so exercised such Warrant immediately prior thereto (subject to adjustments subsequent to such corporate action as nearly equivalent as possible to the adjustments provided for in this Section 6).

         6.6 Notice of Adjustment. Whenever the number of shares of Common Stock or other stock or property issuable upon the exercise of each Warrant or the Exercise Price is adjusted, then and in each such case the Company shall promptly deliver a notice to the registered holder of the Warrants, which notice shall state the Exercise Price resulting from such adjustment and/or the increase or decrease, if any, in the number of shares of Common Stock or other stock or property issuable upon the exercise of each Warrant, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based.

         6.7      Other Notices.  In case at any time:

                           (i) the  Company shall  declare any cash  dividend on
                  its Common Stock;

                           (ii) the Company  shall pay any  dividend  payable in
                  stock upon its Common Stock or make any distribution (other than regular cash dividends) to the holders of its Common Stock;

                           (iii) the Company  shall offer for  subscription  pro
                  rata to the holders of its Common Stock any additional shares of stock of any class or other rights;

                           (iv) the Company shall authorize the  distribution to
                  all  holders  of  its  Common   Stock  of   evidences  of  its
                  indebtedness or assets (other than cash dividends or cash distributions payable out of current earnings or dividends payable in Common Stock);

                           (v) there  shall be any  capital  reorganization,  or
                  reclassifica tion of the capital stock of the Company, or consolidation or merger of the Company with another corporation (other than a subsidiary of the Company in which the Company is the surviving or continuing corporation and no change occurs in the Company's Common Stock), or sale of all or substantially all of its assets to, another corporation;

                           (vi)  there  shall be a   voluntary  or  involuntary
                  dissolution, liquidation, bankruptcy, assignment for the benefit of creditors, or winding up of the Company; or

                           (vii) the Company  proposes to take any other  action
                  or an event occurs which would require an adjustment pursuant to subsection 6.8;

then, in any one or more of said cases, the Company shall give written notice, addressed to the holder of this Warrant Certificate at the address of such holder as shown on the books of the Company, of (A) the date on which the books of the Company shall close or a record shall be taken for such dividend, distribution or subscription rights, or (B) the date (or, if not then known, a reasonable approximation thereof by the Company) on which such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation, bankruptcy, assignment for the benefit of creditors, winding up or other action, as the case may be, shall take place. Such notice shall also specify (or, if not then known, reasonably approximate) the date as of which the holders of Common Stock of record shall participate in such dividend, distribution or subscription rights, or shall be entitled to exchange their Common Stock for securities or other property deliverable upon such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation, bankruptcy, assignment for the benefit of creditors, winding up, or other action, as the case may be. Such written notice shall be given at least 20 days prior to the action in question and not less than 20 days prior to the record date or the date on which the Company's transfer books are closed in respect thereto.

         6.8 Certain Events. If any event occurs as to which in the reasonable opinion of the registered holder of this Warrant Certificate the other provisions of this Section 6 are not strictly applicable but the lack of any adjustment would not in its opinion fairly protect the purchase rights of the holder of this Warrant Certificate in accordance with the basic intent and principles of such provisions, or if strictly applicable would not fairly protect the purchase rights of the holder of this Warrant Certificate in accordance with the basic intent and principles of such provisions, then the Company shall appoint a firm of independent certified public accountants of recognized national standing, which shall give their opinion upon the adjustment, if any, on a basis consistent with the basic intent and principles established in the other provisions of this Section 6, necessary to preserve, without dilution, the exercise rights of the registered holder of this Warrant Certificate. Upon receipt of such opinion, the Company shall forthwith make the adjustments described therein.

         Section 7. No Stock Ownership Rights. No holder of this Warrant Certificate, as such, shall be entitled to vote or be deemed the holder of Common Stock or any other securities of the Company which may at any time be issuable on the exercise hereof, nor shall anything contained herein be construed to confer upon the holder of this Warrant Certificate, as such, the rights of a stockholder of the Company or the right to vote for the election of directors of upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action, to exercise any preemptive right, to receive notice of meetings or other actions affecting stockholders (except as provided herein), or to receive dividends or subscription rights or otherwise, until the Date of Exercise of Warrants shall have occurred.

         Section 8.  Registration of Warrant Shares.

                  (a) Neither the Warrants nor the Warrant Shares have been registered under the Securities Act (such Act, or any similar Federal statute then in effect, being the "Securities Act").

                  (b) The holder of this Warrant Certificate, by acceptance hereof, represents that it is acquiring the Warrants to be issued to it for its own account and not with a view to the distribution thereof, and agrees not to sell, transfer, pledge or hypothecate any Warrants or any Warrant Shares unless a registration statement is effective for such Warrants or Warrant Shares under the Securities Act or in the opinion of such holder's counsel (a copy of which opinion shall be delivered to the Company) such transaction is exempt from the registration requirements of the Securities Act; provided that Warrants and Warrant Shares issued to such holder may be transferred to any Affiliate of such holder, without any such registration or opinion, subject to the foregoing restriction on any further sale, transfer, pledge or hypothecation by such Affiliate.

                  (c) The Company will use its best efforts to comply with (i) the reporting requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934 (whether or not the Company is required to do so pursuant to such Sections) and (ii) all other reporting requirements of the Securities and Exchange Commission (such Commission or any successor to any or all of its functions being the "Commission") from time to time in effect and relating to the availability of an exemption from the Securities Act for sale of restricted securities (including, without limitation, Rule 144 promulgated by the Commission under the Securities Act). The Company also will cooperate with the holder of this Warrant Certificate and with each holder of any Warrant Shares in supplying such information as may be necessary for any such holder to complete and file any information reporting forms presently or hereafter required by the Commission as a condition to the availability of an exemption from the Securities Act for the sale of restricted securities.

         Section 9. Registration Rights. The Company agrees at its sole expense to (i) file, within 120 days from the date of execution hereof, the requisite registration statement under the Securities Act with the Securities and Exchange Commission with respect to the resale of the Warrant Shares, and use its best efforts to cause such registration statement to become effective within 90 days after the date of filing; (ii) prepare and file with the Securities and Exchange Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective for a period of nine months and to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement until such time; (iii) otherwise use its best efforts to comply with all applicable rules and regulations of the Securities and Exchange Commission, including the rules and regulations relating to filings under the Securities Exchange Act of 1934; and (iv) to procure the listing of the Warrant Shares when issued in the Nasdaq National Market.

         9.1 Registration Procedures. In connection with any registration pursuant to this Section 9, the Company will:

                  (a) prepare and (within 60 days after the end of the period within which requests for registration may be given to the Company or in any event as soon thereafter as possible) file with the Commission the requisite registration statement to effect such registration and use its best efforts to cause such registration statement to become effective, provided, however, that the Company may discontinue any registration of its securities which are not Warrant Shares at any time prior to the effective date of the registration statement relating thereto;

                  (b) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective and to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement until such time as all of such securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such registration statement, provided that if less than all the Warrant Shares are withdrawn from registration after the expiration of such period, the shares to be so withdrawn shall be allocated pro rata among the holders thereof on the basis of the respective numbers of Warrant Shares held by them included in such registration;

                  (c) furnish to each seller of Warrant Shares covered by such registration statement such number of conformed copies of such registration statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus contained in such registration statement (including each preliminary prospectus and any summary prospectus) and any other prospectus filed under Rule 424 under the Securities Act, in conformity with the requirements of the Securities Act, and such other documents, as such seller may reasonably request;

                  (d) use its best efforts to register or qualify all Warrant Shares and other securities covered by such registration statement under such other securities or blue sky laws of such jurisdictions as each seller thereof shall reasonably request, to keep such registration or qualification in effect for so long as such registration statement remains in effect, and take any other action which may be reasonably necessary or advisable to enable such seller to consummate the disposition in such jurisdictions of the securities owned by such seller;

                  (e) use its best efforts to cause all Warrant Shares covered by such registration statement to be registered with or approved by such other governmental agencies or authorities as may be necessary to enable the seller or sellers thereof to consummate the disposition of such Warrant Shares;

                  (f) furnish to each seller of Warrant Shares a signed counterpart, addressed to such seller (and the underwriters, if any), an opinion of counsel for the Company, dated the effective date of such registration statement (and, if such registration includes an underwritten public offering, dated the date of the closing under the underwriting agreement), reasonably satisfactory in form and substance to such seller; and

                  (g) notify each seller of Warrant Shares covered by such registration statement, at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made, and at the request of any such seller promptly prepare and furnish to such seller a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such securities, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made;

                  (h) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first full calendar month after the effective date of such registration statement, which earnings statement shall satisfy the provisions of Section 11(a) of the
         Securities Act, and not file any amendment or supplement to such registration statement or prospectus to which any such seller shall have reasonably objected on the grounds that such amendment or supplement does not comply in all material respects with the requirements of the Securities Act or of the rules or regulations thereunder, having been furnished with a copy thereof at least five business days prior to the filing thereof;

                  (i) provide a transfer agent and registrar for all Warrant Shares covered by such registration statement not later than the effective date of such registration statement; and

                  (j) use its best efforts to list all Common Stock covered by such registration statement on any securities exchange on which any of the Common Stock is then listed.

The Company may require each seller of Warrant Shares as to which any registration is being effected to furnish the Company such information regarding such seller and the distribution of such securities as the Company may from time to time reasonably request in writing.

Each holder of Warrant Shares agrees by acquisition of such Warrant Shares that upon receipt of any notice from the Company of the happening of any event of the kind described in clause (g) of this subsection 9.1, such holder will forthwith discontinue such holder's disposition of Warrant Shares pursuant to the registration statement relating to such Warrant Shares until such holder's receipt of the copies of the supplemented or amended prospectus contemplated by clause (g) of this subsection 9.4, and, if so directed by the Company, will deliver to the Company (at the Company's expense) all copies, other than permanent file copies, then in such holder's possession of the prospectus relating to such Warrant Shares current at the time of receipt of such notice. In the event the Company shall give any such notice, the period referred to in clause (b) of this subsection 9.4 shall be extended by a number of days equal to the number of days during the period from and including the giving of notice pursuant to clause (g) of this subsection 9.4 to and including the date when each seller of any Warrant Shares covered by such registration statement shall have received the copies of the supplemented or amended prospectus contemplated by clause (g) of this subsection 9.1.

         9.2 Preparation; Reasonable Investigation. In connection with the preparation and filing of each registration statement under the Securities Act, the Company will give the holders of Warrant Shares registered under such registration statement, their underwriters, if any, and their respective counsel and accountants, the opportunity to participate in the preparation of such registration statement, each prospectus included therein or filed with the Commission, and each amendment thereof or supplement thereto, and will give each of them such access to its books and records and such opportunities to discuss the business of the Company with its officers and the independent public accountants who have certified its financial statements as shall be necessary, in the opinion of such holders' and such underwriters' respective counsel, to conduct a reasonable investigation within the meaning of the Securities Act.

         9.3      Indemnification.

                  (a) Indemnification by the Company. In the event of any registration of any securities of the Company under the Securities Act, the Company will, and hereby does, indemnify and hold harmless the seller of any Warrant Shares covered by such registration statement, its directors and officers, each other Person who participates as an underwriter in the offering or sale of such securities and each other person or entity, if any, who controls such seller or any such underwriter within the meaning of the Securities Act against any losses, claims, damages or liabilities, joint or several, to which such seller or any such director or officer or underwriter or controlling person may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions or proceedings, whether commenced or threatened, in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement under which such securities were registered under the Securities Act, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and the Company will reimburse such seller and each such director, officer, underwriter and controlling person for any legal or any other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, liability, action or proceeding; provided that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, liability (or action or proceeding in respect thereof) or expense arises out of or is based upon an untrue statement or alleged untrue statement or omission of alleged omission made in such registration statement, any such preliminary prospectus, final prospectus, summary prospectus, amendment or supplement in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller specifically stating that it is for use in the preparation thereof, and, provided further that the Company shall not be liable to any person or entity who participates as an underwriter, in the offering or sale of Warrant Shares or any other Person, if any, who controls such underwriter within the meaning of the Securities Act, in any such case to the extent that any such loss, claim, damage, liability (or action or proceeding in respect thereof) or expense arises out of such person's or entity's failure to send or give a copy of the final prospectus to the person or entity asserting an untrue statement or alleged untrue statement or omission or alleged omission at or prior to the written confirmation of the sale of Warrant Shares to such person or entity if such statement or omission was corrected in such final prospectus. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of such seller or any such director, officer, underwriter or controlling person and shall survive the transfer of such securities by such seller.

                  (b) Indemnification by the Sellers. The Company may require, as a condition to including any Warrant Shares in any registration statement filed pursuant to this Section 9, that the Company shall have received an undertaking satisfactory to it from the prospective seller of such securities, to indemnify and hold harmless (in the same manner and to the same extent as set forth in clause (a) of this subsection 9.3) the Company, each director of the Company, each officer of the Company and each other person, if any, who controls the Company within the meaning of the Securities Act, with respect to any statement or alleged statement in or omission or alleged omission from such registration statement, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, if such statement or alleged statement or omission or alleged omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller specifically stating that it is for use in the preparation of such registration statement, preliminary prospectus, final prospectus, summary prospectus, amendment or supplement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Company or any such director, officer or controlling person and shall survive the transfer of such securities by such seller.

                  (c) Notices of Claims, etc. Promptly after receipt by an indemnified party of notice of the commencement of any action or proceeding involving a claim referred to in the preceding clauses of this subsection 9.3, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, promptly give written notice to the indemnifying party, provided that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations under the preceding clauses of this subsection 9.3, except to the extent that the indemnifying party is actually prejudiced by such failure to give notice. In case any such action is brought against an indemnified party, unless in such indemnified party's reasonable judgement a conflict of interest between such indemnified and indemnifying parties may exist in respect of such claim, the indemnifying party shall be entitled to participate in and to assume the defense thereof, jointly with any other indemnifying party similarly notified to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof other than reasonable costs of investigation. No indemnifying party shall consent to entry of any judgment or enter into any settlement without the consent of the indemnified party which does not include as a unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect to such claim or litigation.

                  (d) Other Indemnification. Indemnification similar to that specified in the preceding clauses of this subsection 9.3 (with appropriate modifications) shall be given by the Company and each seller of Warrant Shares with respect to any required registration or other qualification of securities under any Federal or state law or regulation of governmental authority other than the Securities Act.

                  (e) Indemnification Payments. The indemnification required by this subsection 9.3 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as and when bills are received or expense, loss, damage or liability is incurred.

         9.4      Registration Expenses.

                  (a) All fees, disbursements and expenses (collectively, the "Registration Expenses") incurred by the Company in connection with any registration pursuant to Section 9, and all reasonable fees and disbursements of one counsel for the holders of Warrants or Warrant Shares, shall be borne by the Company, including, without limitation, all registration and filing fees, all costs of preparation and printing (in such quantities as the holders of Warrants or Warrant Shares, or the underwriters, may reasonably request) of any registration statement and related prospectus and any amendments or supplements thereto, all fees and disbursements of counsel for the Company, the expenses of complying with applicable securities or blue sky laws, and all costs in connection with the preparation and delivery of such legal opinions, auditors' comfort letters or other closing documents as the holders of Warrants or Warrant Shares, or as the underwriters shall reasonably request, provided however that the holders of the Warrants or Warrants Shares shall bear any costs in connection with any registration pursuant to subsection 9.1 pro rata according to the number of Warrant Shares being registered by each such holder or in such other manner as such holders may agree.

                  (b) All underwriting commissions allocable to the Warrant Shares in connection with a registration pursuant to this Section 9 shall be allocated among the holders of Warrant Shares pro rata according to the number of Warrant Shares being registered by each such holder or in such other manner as such holders may agree.

         Section 10. Notices. All notices required or permitted to be given hereunder shall be in writing and shall be deemed to have been (a) when received, if delivered in person; (b) when sent, if sent by telecopier and confirmed within forty-eight (48) hours by letter mailed or delivered to the party to be notified at its address set forth herein; or (c) five (5) business days following the mailing thereof if mailed by certified first class mail, postage prepaid, return receipt requested, in any such case as follows:

         If to the Company, to:

                  [Casdim International Systems Inc.
                  3361 Westwind Road
                  Las Vegas, NV 89102
                  Telecopier: (702) 873-2109]

         with a copy to:

                  Carter, Ledyard & Milburn
                  2 Wall Street
                  New York, New York  10005-2072
                  Attention:  Steven J. Glusband, Esq.
                  Telecopier: (212) 732-3232


         If to the registered holder, to:




         with a copy to:





or to such address as any party shall notify the other in writing pursuant to this Section 10.

         Section 11. Survival of Rights and Duties. This Warrant Certificate has no force and effect and does not create any rights or duties on either the Company or the holder of the Warrant Certificate until the Exercise Date. This Warrant Certificate shall terminate and be of no further force and effect on the earlier of (i) 5:00 p.m. Eastern Standard Time, on the Expiration Date or (ii) the date on which all of the Warrants have been exercised, except that the provisions of Sections 4, 5.2 and 9 shall continue in full force and effect after such termination date.

         Section 12. Successors and Assigns. This Warrant Certificate shall be binding upon and inure to the benefit of the Company, its successors and assigns, and the registered holder or holders from time to time of the Warrants and Warrant Shares.

         Section 13. Severability. If for any reason any provision, paragraph or term of this Warrant Certificate is held to be invalid or unenforceable, all other valid provisions herein shall remain in full force and effect and all terms, provisions and paragraphs of this Warrant Certificate shall be deemed to be severable.

         Section 14. Governing Law. This Warrant Certificate shall be governed by and construed in accordance with the laws of the State of New York without regard to its conflict of laws provisions.

         Section 15. Headings. Paragraph and subparagraph headings used herein are included for convenience of reference only shall not affect the construction of this Warrant Certificate nor constitute a part of this Warrant Certificate for any other purpose.

         IN WITNESS WHEREOF, the Company has caused this Warrant Certificate to be duly executed as of the date and year first above written.

                                    CASDIM INTERNATIONAL SYSTEMS INC.


                                    By:____________________________
                                         Yehuda Shimshom
                                         Chairman, President & CEO


                                    ATTEST:



                                    By:_____________________________
                                         Gary Tober
                                         Secretary

                                                                        Annex A

                               FORM OF ASSIGNMENT


          FOR VALUE RECEIVED, ________________ hereby sells, assigns and transfers to each assignee set forth below all of the rights of the undersigned in and to the number of Warrants (as defined in and evidenced by the foregoing Warrant Certificate) set opposite the name of such assignee below and in and to the foregoing Warrant Certificate with respect to said Warrants and the shares of Common Stock issuable upon exercise of said Warrants:


Name of Assignee                   Address                  Number of Warrants
----------------                   -------                  ------------------




         If the total of said Warrants shall not be all the Warrants evidenced by the foregoing Warrant Certificate, the undersigned requests that a new Warrant Certificate evidencing the Warrants not so assigned be issued in the name of and delivered to the undersigned.


                                        Name of
                                        Holder (Print): ______________________



Dated: _____________, 19__                (By:)_______________________________
                                                 (Title:)

                                                                        Annex B
                          FORM OF ELECTION TO PURCHASE

(To Be Executed by the Holder if the Holder Desires to Exercise Warrants Evidenced by the Foregoing Warrant Certificate)

To: Casdim International Systems Inc.

         The undersigned hereby irrevocably elects to exercise ______________ Warrants evidenced by the foregoing Warrant Certificate for, and to purchase thereunder, ____________ full shares of Common Stock issuable upon exercise of said Warrants and delivery of $____________ (in cash as provided for in the foregoing Warrant Certificate) and any applicable taxes payable by the undersigned pursuant to such Warrant Certificate.

         The undersigned requests that certificates for such shares be issued in the name of


--------------------------------------------------------------------------------
Please Insert Social Security or Tax Identification Number


--------------------------------------------------------------------------------
(Please print name and address)

--------------------------------------------------------------------------------

         If said number of Warrants shall not be all the Warrants evidenced by the foregoing Warrant Certificate, the undersigned requests that a new Warrant Certificate evidencing the Warrants not so exercised be issued in the name of and delivered to

--------------------------------------------------------------------------------
(Please print name and address)


Dated: _______________, 19__

Name of Holder (Print): _______________________________________________________

                             (By:)_____________________________________________

                             (Title:)__________________________________________

                                   Exhibit 4.2

                             STOCK OPTION AGREEMENT

          Agreement entered into as of this 26th day of April, 1996 by and between Casdim International Systems Inc. (the "Company"), a corporation organized under the laws of Colorado, with principal executive offices at 5 Haofan Street, Kiryat-Arie, P.O. Box 3599, Petah Tikva, Israel 49130, and Sunrise Financial Group, Inc. ("Sunrise").

         1. Introductory. The Company desires to grant Sunrise a stock option to acquire shares of common stock of the Company, par value $0.00001 per share (the "Shares"), in partial consideration of its services to be rendered under a public relations retainer agreement with the Company dated April 24, 1996, (the "Public Relations Agreement").

         2. Grant of Option. The Company hereby irrevocably grants to Sunrise a stock option (the "Option") to purchase all or any part of an aggregate of seven hundred thousand (700,000) Shares on the terms and conditions hereinafter set forth.

         3. Purchase Price. The purchase price ("Purchase Price") for the Shares covered by the Option shall be $1.00 per Share.

         4. Vesting of Options and Period of Exercise. The Option will vest as follows: (i) options to purchase 460,000 Shares shall vest upon the effective date of this Agreement; and (ii) options to purchase 240,000 Shares shall vest ratably over 24 months (i.e., 10,000 Shares per month), beginning after the first month of the effective date of this Agreement. The Option with respect to vested Shares shall be exercisable beginning April 26, 1997.

         5.  Term of Options; Exercisability.

         (a) Term. Each Option shall expire on April 26, 2001 (the "Expiration Date").

         (b) Exercisability.

                  (i) Except as otherwise provided in this Section 5, if Sunrise at any time hereafter terminates the Public Relations Agreement and ceases to provide services to the Company thereunder or if the Company terminates the Public Relations Agreement for cause, any Options granted to Sunrise which have not vested shall terminate immediately on such date.

                  (ii) If the Company terminates the Public Relations Agreement for any reason other than for cause, any Options granted to Sunrise hereunder, shall vest immediately on such date.

         6. Manner of Exercise of Option. To the extent that the right to exercise the Option has accrued and is in effect, the Option may be exercised in full or in part by giving written notice to the Company stating the number of Shares exercised and accompanied by payment in full for such Shares. Payment shall be made wholly in cash. Upon such exercise, delivery of a certificate for paid-up, non-assessable

Shares shall be made at the principal office of the Company to the person exercising the Option, not more than five (5) business days from the date of receipt of the notice by the Company.

         7. Non-Transferability. The right of Sunrise to exercise the Option shall not be assignable or transferable by Sunrise, other than to affiliates of Sunrise and members of the families of the executive officers of Sunrise, without the approval and written consent of the Company. The Option shall be null and void and without effect upon the bankruptcy of the holder or upon any attempted assignment or transfer, except as hereinabove provided, including without limitation any purported assignment, whether voluntary or by operation of law, pledge, hypothecation or other disposition contrary to the provisions hereof, or levy of execution, attachment, divorce, trustee process or similar process, whether legal or equitable, upon the Option.

         8. Representation Letter and Investment Legend. In the event that for any reason the Shares to be issued upon exercise of the Option shall not be effectively registered under the Securities Act of 1933, as amended, upon any date on which the Option is exercised in whole or in part, the holder of the Option shall give a written representation to the Company in the form attached hereto as Exhibit 1 and the Company shall place an "investment legend," as described in Exhibit 1, upon any certificate for the Shares issued by reason of such exercise. The Company shall be under no obligation to qualify Shares or to cause a registration statement or a post-effective amendment to any registration statement to be prepared for the purpose of covering the issue of Shares, except as provided herein.

         9. Adjustments on Changes in Capitalization. Adjustments or Changes in Capitalization and the like shall be made in accordance with Section 11 of this Agreement.

         10. No Special Employment Rights. Nothing contained in this Agreement shall be construed or deemed under any circumstances to bind the Company to continue to utilize the service of Sunrise for the period within which this Option may be exercised.

         11. Recapitalizations, Reorganizations and the Like.

                  (a) In the event that the  outstanding  shares of the  Company are changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation by reason of any reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, combination of shares, or dividends payable in capital stock, appropriate adjustment shall be made in the number and kind of shares as to which options may be granted under this Agreement and as to which outstanding options or portions thereof then unexercised shall be exercisable, to the end that the proportionate interest of the optionee shall be maintained as before the occurrence of such event; such adjustment in outstanding options shall be made without change in the total price applicable to the unexercised portion of such options and with a corresponding adjustment in the option price per Share.

                  (b) In addition, unless otherwise determined by the Board of Directors of the Company in its sole discretion, in the case of any (i) sale or conveyance to another entity of all or substantially all of the property and assets of the Company or (ii) Change in Control (as hereinafter defined) of the Company, the purchaser(s) of the Company's assets or stock may, in its discretion, deliver to the optionee the same kind of consideration that is delivered to the shareholders of the Company as a result of such sale, conveyance or Change in Control, which consideration shall be equal in value to the value of those shares of stock or other securities the optionee would have received had the option been exercised (to the extent then exercisable) and no disposition of the shares acquired upon such exercise been made prior to such sale, conveyance or Change in Control, less the option price therefor. Upon receipt of such consideration by Sunrise, its option shall immediately terminate and be of no further force and effect. The value of the stock or other securities Sunrise would have received if the option had been exercised shall be determined in good faith by the Board of Directors of the Company. The Board of Directors shall also have the power and right, but not the obligation, to accelerate the exercisability of any options, notwithstanding any limitations in this Agreement upon such a sale, conveyance or Change in Control. A "Change in Control" shall be deemed to have occurred if any person, or any two or more persons acting as a group, and all affiliates of such person or persons, who prior to such time owned less than fifty percent (50%) of the then outstanding Ordinary Shares of the Company, shall acquire such additional hares of the Company's Ordinary Shares in one or more transactions, or series of transactions, such that following such transaction or transactions, such person or group and affiliates beneficially own more than fifty percent (50%) of the Company's Ordinary Shares outstanding.

                  (c) Upon dissolution or liquidation of the Company, all options granted under this Agreement shall terminate, but Sunrise shall have the right, immediately prior to such dissolution or liquidation, to exercise this option to the extent then exercisable.

                  (d) No fraction of a share shall be purchasable or deliverable upon the exercise of any option, but in the event any adjustment hereunder of the number of Shares covered by the option shall cause such number to include a fraction of a Share, such fraction shall be adjusted to the nearest smaller whole number of Shares.

         12.  Representations of the Parties.

         (a) The holder of this Option, by acceptance hereof, acknowledges that neither the Options nor the Shares have been registered under the Securities Act of 1933, as amended (such Act, or any similar Federal statute then in effect, being the "Securities Act"), and represents that it is acquiring the Options to be issued to it for its own account and not with a view to the distribution thereof, and agrees not to sell, transfer, pledge or hypothecate any Options or any Shares unless a registration statement is effective for the Shares under the Securities Act or in the opinion of such holder's counsel (a copy of which opinion shall be delivered to the Company) such transaction is exempt from the registration requirements of the Securities Act; provided that Options and Shares issued to such holder may be transferred to any Affiliate of such holder, without any such registration or opinion, subject to the foregoing restriction on any further sale, transfer, pledge or hypothecation by such Affiliate.

         (b) The Company will use its best efforts to comply with (i) the reporting requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934 (whether or not the Company is required to do so pursuant to such Sections) and (ii) all other reporting requirements of the Securities and Exchange Commission (such Commission or any successor to any or all of its functions being the "Commission") from time to time in effect and relating to the availability of an exemption from the Securities Act for sale of restricted securities (including, without limitation, Rule 144 promulgated by the Commission under the Securities Act). The Company also will cooperate with the holder of this Option and with each holder of any Shares in supplying such information as may be necessary for any such holder to complete and file any information reporting forms presently or hereafter required by the Commission as a condition to the availability of an exemption from the Securities Act for the sale of restricted securities.

         (c) The Company will use its best efforts to file a registration statement relating to the Shares on Form S-8 under the Securities Act within 90 days of the date of this Agreement. To the extent the Company does not file such a registration statement it will provide the holders of the Options with the rights provided for in Section 13.

         (d) The Company shall at all times during the term of the Option reserve and keep available such number of shares as will be sufficient to satisfy the requirements of the Option. Sunrise shall not have any of the rights of a stockholder of the Company in respect of the Shares until one or more certificates for such Shares shall be delivered to the holder upon the due exercise of the Option.

         13. "Piggyback" Registration Rights. Whenever the Company proposes to file under the Securities Act a registration statement relating to any of its shares or any other equity securities (other than a registration statement required to be filed in respect of employee benefit plans of the Company on Form S-8 or any similar form from time to time in effect or pursuant to this Section, the Company shall, at least 30 days prior to such filing, give effective written notice of such proposed filing to the registered holder of this Option. Upon receipt by the Company, not more than 20 days after such effective notice, of a written request or written requests from one or more of such holders for registration of Shares, the Company shall use its best efforts to (A) include in such registration statement or in a separate registration statement concurrently filed, and cause such registration statement to become effective with respect to the Shares as to which such holder or holders request registration and (B), if such proposed registration is in connection with an underwritten offering of Ordinary Shares, upon request of such holder or holders cause the managing underwriter therefor to include in such offering the Shares as to which such holder or holders request such inclusion, on terms and conditions comparable to those of the securities offered on behalf of the Company, provided that if, at any time after giving written notice of its intention to register any securities and prior to the effective date of the registration statement filed in connection with such registration, the Company shall determine for any reason not to register or to delay registration of such securities, the Company may, at its election, give written notice of such determination to each holder of Shares and, thereupon, (1) in the case of a determination not to register, shall be relieved of its obligation to register any Shares in connection with such registration (but not from its obligation to pay the expenses in connection therewith), without prejudice, however, to the rights of any holder or holders of Shares entitled to do so to request that such registration be effected as a registration hereunder in the case of delay in registering, shall be permitted to delay registering any Shares for the same period as the delay in registering such other securities.

         14. Registration Procedures. In connection with any registration pursuant to Sections 12(c) or 13 herein, the Company will:

                  (a) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective and to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement until such time as all of such securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such registration statement; provided that if less than all the Shares are withdrawn from registration after the expiration of such period, the shares to be so withdrawn shall be allocated pro rata among the holders thereof on the basis of the respective numbers of Shares held by them included in such registration;

                  (b)  furnish  to  each  seller  of  Shares   covered  by  such
         registration statement such number of conformed copies of such registration statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus contained in such registration statement (including each preliminary prospectus and any summary prospectus) and any other prospectus filed under Rule 424 under the Securities Act, in conformity with the requirements of the Securities Act, and such other documents, as such seller may reasonably request;

                  (c) use its best efforts to register or qualify all Shares and other securities covered by such registration statement under such other securities or blue sky laws of such jurisdictions as each seller thereof shall reasonably request, to keep such registration or qualification in effect for so long as such registration statement remains in effect, and take any other action which may be reasonably necessary or advisable to enable such seller to consummate the disposition in such jurisdictions of the securities owned by such seller;

                  (d) notify each seller of Shares covered by such registration statement, at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made, and at the request of any such seller promptly prepare and furnish to such seller a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such securities, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made; and

                  (e) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first full calendar month after the effective date of such registration statement, which earnings statement shall satisfy the provisions of Section 11(a) of the
         Securities Act, and not file any amendment or supplement to such registration statement or prospectus to which any such seller shall have reasonably objected on the grounds that such amendment or supplement does not comply in all material respects with the requirements of the Securities Act or of the rules or regulations thereunder, having been furnished with a copy thereof at least five business days prior to the filing thereof.

The Company may require each seller of Shares as to which any registration is being effected to furnish the Company such information regarding such seller and the distribution of such securities as the Company may from time to time reasonably request in writing.

Each holder of Shares agrees by acquisition of such Shares that upon receipt of any notice from the Company of the happening of any event of the kind described in clause (d) of this Section, such holder will forthwith discontinue such holder's disposition of Shares pursuant to the registration statement relating to such Shares until such holder's receipt of the copies of the supplemented or amended prospectus contemplated by clause (d) of this Section, and, if so directed by the Company, will deliver to the Company (at the Company's expense) all copies, other than permanent file copies, then in such holder's possession of the prospectus relating to such Shares current at the time of receipt of such notice. In the event the Company shall give any such notice, the period referred to in clause (a) of this Section shall be extended by a number of days equal to the number of days during the period from and including the giving of notice pursuant to clause (d) to and including the date when each seller of any Shares covered by such registration statement shall have received the copies of the supplemented or amended prospectus contemplated by clause (d) of this Section.

         15. Preparation; Reasonable Investigation. In connection with the preparation and filing of each registration statement under the Securities Act, the Company will give the holders of Shares registered under such registration statement, their underwriters, if any, and their respective counsel and accountants, the opportunity to participate in the preparation of such registration statement, each prospectus included therein or filed with the Commission, and each amendment thereof or supplement thereto, and will give each of them such access to its books and records and such opportunities to discuss the business of the Company with its officers and the independent public accountants who have certified its financial statements as shall be necessary, in the opinion of such holders' and such underwriters' respective counsel, to conduct a reasonable investigation within the meaning of the Securities Act.

         16.  Indemnification.

                  (a) Indemnification by the Company. In the event of any registration of any securities of the Company under the Securities Act, the Company will, and hereby does, indemnify and hold harmless the seller of any Shares covered by such registration statement, its directors and officers, each other Person who participates as an underwriter in the offering or sale of such securities and each other person or entity, if any, who controls such seller or any such underwriter within the meaning of the Securities Act against any losses, claims, damages or liabilities, joint or several, to which such seller or any such director or officer or underwriter or controlling person may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions or proceedings, whether commenced or threatened, in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement under which such securities were registered under the Securities Act, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and the Company will reimburse such seller and each such director, officer, underwriter and controlling person for any legal or any other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, liability, action or proceeding; provided that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, liability (or action or proceeding in respect thereof) or expense arises out of or is based upon an untrue statement or alleged untrue statement or omission of alleged omission made in such registration statement, any such preliminary prospectus, final prospectus, summary prospectus, amendment or supplement in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller specifically stating that it is for use in the preparation thereof, and, provided further that the Company shall not be liable to any person or entity who participates as an underwriter, in the offering or sale of Shares or any other Person, if any, who controls such underwriter within the meaning of the Securities Act, in any such case to the extent that any such loss, claim, damage, liability (or action or proceeding in respect thereof) or expense arises out of such person's or entity's failure to send or give a copy of the final prospectus to the person or entity asserting an untrue statement or alleged untrue statement or omission or alleged omission at or prior to the written confirmation of the sale of Shares to such person or entity if such statement or omission was corrected in such final prospectus. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of such seller or any such director, officer, underwriter or controlling person and shall survive the transfer of such securities by such seller.

                  (b) Indemnification by the Sellers. The Company may require, as a condition to including any Shares in any registration statement filed pursuant to this Option

         Agreement, that the Company shall have received an undertaking satisfactory to it from the prospective seller of such securities, to indemnify and hold harmless (in the same manner and to the same extent as set forth in clause (a) of this subsection) the Company, each director of the Company, each officer of the Company and each other person, if any, who controls the Company within the meaning of the Securities Act, with respect to any statement or alleged statement in or omission or alleged omission from such registration statement, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, if such statement or alleged statement or omission or alleged omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller specifically stating that it is for use in the preparation of such registration statement, preliminary prospectus, final prospectus, summary prospectus, amendment or supplement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Company or any such director, officer or controlling person and shall survive the transfer of such securities by such seller.

                  (c) Notices of Claims, etc. Promptly after receipt by an indemnified party of notice of the commencement of any action or proceeding involving a claim referred to in the preceding clauses of this subsection, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, promptly give written notice to the indemnifying party, provided that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations under the preceding clauses of this subsection, except to the extent that the indemnifying party is actually prejudiced by such failure to give notice. In case any such action is brought against an indemnified party, unless in such indemnified party's reasonable judgement a conflict of interest between such indemnified and indemnifying parties may exist in respect of such claim, the indemnifying party shall be entitled to participate in and to assume the defense thereof, jointly with any other indemnifying party similarly notified to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnify ing party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof other than reasonable costs of investigation. No indemnifying party shall consent to entry of any judgment or enter into any settlement without the consent of the indemnified party which does not include as a unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect to such claim or litigation.

                  (d) Other Indemnification. Indemnification similar to that specified in the preceding clauses of this subsection (with appropriate modifications) shall be given by the Company and each seller of Shares with respect to any required registration or other qualification of securities under any Federal or state law or regulation of governmental authority other than the Securities Act.

         17. Registration Expenses. All fees, disbursements and expenses (collectively, the "Registration Expenses") incurred by the Company in connection with any piggyback registration pursuant to Section 13, shall be borne by the Company, including, without limitation, all registration and filing fees, all costs of preparation and printing (in such quantities as the holders of Shares, or the underwriters, may reasonably request) of any registration statement and related prospectus and any amendments or supplements thereto, all fees and disbursements of counsel for the Company, the expenses of complying with applicable securities or blue sky laws, and all costs in connection with the preparation and delivery of such legal opinions, auditors' comfort letters or other closing documents as the holders of Shares, or as the underwriters shall reasonably request. All underwriting commissions allocable to the Shares in connection with a registration pursuant to Section 13 shall be allocated among the holders of Shares pro rata according to the number of Shares being registered by each such holder or in such other manner as such holders may agree.

         18. Notices. All notices required or permitted to be given hereunder shall be in writing and shall be deemed to have been (a) when received, if delivered in person; (b) when sent, if sent by telecopier and confirmed within forty-eight (48) hours by letter mailed or delivered to the party to be notified at its address set forth herein; or (c) five (5) business days following the mailing thereof if mailed by certified first class mail, postage prepaid, return receipt requested, in any such case as follows:

         If to the Company, to:

                  Casdim International Systems Inc.
                  Group, 5 Haofan Street,
                  Kiryat-Arie, P.O. Box 3599,
                  Petah Tikva, Israel 49130
                  Telecopier: 011-972-3-921-0463
                  Attention: Mr. Yehuda Shimshon, President

         with a copy to:

                  Carter, Ledyard & Milburn
                  2 Wall Street
                  New York, New York 10005-2072
                  Attention:  Steven J. Glusband, Esq.
                  Telecopier: (212) 732-3232


         If to Sunrise, to:

                  Sunrise Financial Group, Inc.
                  919 Third Avenue, 19th Floor
                  New York, New York 10022
                  Attention: Nathan A. Low, President
                  Telecopier: (212) 421-5944

         19. Survival of Rights and Duties. This Agreement shall terminate and be of no further force and effect on the earlier of (i) 5:00 p.m. Eastern
Standard Time, on the Expiration Date or (ii) the date on which all of the Shares have been exercised, except that the provisions of Section 6 and 13 shall continue in full force and effect after such termination date.

         20. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the Company, its successors and assigns, and the registered holder or holders from time to time of the Options and Shares.

         21. Severability. If for any reason any provision, paragraph or term of this Agreement is held to be invalid or unenforceable, all other valid provisions herein shall remain in full force and effect and all terms, provisions and paragraphs of this Agreement shall be deemed to be severable.

         22. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without regard to its conflict of laws provisions.

         23. Headings. Paragraph and subparagraph headings used herein are included for convenience of reference only shall not affect the construction of this Agreement nor constitute a part of this Agreement for any other purpose.

         IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the date and year first above written.

                                  CASDIM INTERNATIONAL SYSTEMS, INC.


                                  By:____________________________


                                  SUNRISE FINANCIAL GROUP, INC.


                                  By:____________________________
                                           Nathan A Low, President

                                    EXHIBIT 1

                            TO STOCK OPTION AGREEMENT




Gentlemen:

         In connection with the exercise by me as to shares of common stock, par value $0.00001 per share, of Casdim International Systems Inc., (the "Company"), under the stock option agreement dated April 24, 1996, granted to me, I hereby acknowledge that I have been informed as follows:

                  1. The shares of the Company to be issued to me pursuant to the exercise of said option have not been registered under the Securities Act of 1933, as amended (the "Act"), and accordingly, must be held indefinitely unless such shares are subsequently registered under the Act, or an exemption from such registration is available.

                  2. Routine sales of securities made in reliance on Rule 144 under the Act can be made only after the holding period and in limited amounts in accordance with the terms and conditions provided by that Rule, and in any sale to which that rule is not applicable, registration or compliance with some other exemption under the Act will be required.

                  3. The Company is under no obligation to me to register the shares or to comply with any such exemptions under the Act, except as provided on the aforesaid option agreement.

                  4. The availability of Rule 144 is dependent upon adequate current public information with respect to the Company being available and, at the time that I may desire to make a sale pursuant to the Rule, the Company may neither wish nor be able to comply with such requirement.

                  In consideration of the issuance of certificates for the shares to me, I hereby represent and warrant that I am acquiring such shares for my own account for investment, and that I will not sell, pledge or transfer such shares in the absence of an effective registration statement covering the same, except as permitted by the provisions of Rule 144, if applicable, or some other applicable exemption under the Act. In view of this representation and warranty, I agree that there may be affixed to the certificates for the shares to be issued to me, and to all certificates issued hereafter representing such shares (until in the opinion of counsel, which opinion must be reasonably satisfactory in form and substance to counsel for the Company, it is no longer necessary or required) a legend as follows:

         "The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended, and were acquired by the registered holder pursuant to a representation and warranty that such holder was acquiring such shares for his own account and for investment, with no intention to transfer or dispose of the same, in violation of the registration requirements of that Act. These shares may not be sold, pledged or transferred in the absence of an effective registration statement under the Securities Act of 1933, as amended, or an opinion of counsel, which opinion is reasonably satisfactory to counsel to the Company, to the effect that registration is not required under said Act."

         I further agree that the Company may place a stop order with its Transfer Agent, prohibiting the transfer of such shares, so long as the legend remains on the certificates representing the shares.

                                       Very truly yours,

                                   Exhibit 10.1

                                                                  Appendix 1
                                             to Private Placement Memorandum





                        CASDIM INTERNATIONAL SYSTEMS INC.

                      PRIVATE PLACEMENT PURCHASE AGREEMENT



                                                              April 24, 1996


TO:      The Purchasers Listed
         On Schedule 1 Hereto

Ladies and Gentlemen:

         1. Introductory. Casdim International Systems Inc., a corporation organized under the laws of Colorado (the "Company"), proposes to issue and sell to the purchasers listed on Schedule 1 hereto (each a "Purchaser" and collectively the "Purchasers"), 4,000,000 Shares of the Company, par value $0.00001 each (the "Shares"), at a price of $0.75 per Share.

         The Shares will be offered and sold to the Purchasers without registration under the United States Securities Act of 1933, as amended (the "Securities Act"), in reliance upon certain exemptions therefrom. The total purchase price for the Shares offered hereby is $3,000,000, payable in full on May 3, 1996 (the "Closing Date") by wire transfer payable in accordance with the wire instructions annexed hereto as Schedule 2.

         The Closing of the purchase and sale of the Shares contemplated by this Agreement shall take place at 10:00 a.m. on May 3, 1996 at the offices of Carter, Ledyard & Milburn, located at 2 Wall Street, New York, New York.

         2. Purchase and Delivery of the Shares. On the basis of the representations and warranties herein contained, but subject to the conditions hereinafter stated, the Company hereby agrees to sell to the Purchasers and each Purchaser agrees to purchase from the Company, the principal amount of Shares set forth opposite the name of such Purchaser on Schedule 1 hereto, for the purchase price set forth opposite the name of such Purchaser on Schedule 1 hereto. The Company shall deliver the Shares in the name of such Purchaser. The representations, warranties, covenants and agreements of each Purchaser contained herein or in any documents delivered pursuant hereto are made severally and not jointly. No Purchaser shall be liable for the breach of any representation, warranty, covenant or agreement, of another Purchaser. The

Shares,   when  issued,   shall  have  endorsed  thereon  a  restrictive  legend
substantially in the following form:

                  THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED OR QUALIFIED FOR SALE UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR ANY STATE SECURITIES LAW AND MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR QUALIFICATION OR AN EXEMPTION THEREFROM UNDER THE SECURITIES ACT, AND ANY SUCH STATE LAWS WHICH MAY BE APPLICA BLE AND ARE TRANSFERABLE ONLY UPON THE CONDI TIONS SPECIFIED IN THIS SHARE CERTIFICATE.

The Purchasers of such restricted Shares may, upon the effectiveness of a registration statement covering such Shares, exchange the legended Shares for unlegended securities.

         3.  Restrictions on Transfer; Warranties of Purchasers.

                  (a) Each Purchaser acknowledges that the Shares will not be registered under the Securities Act and that the Shares obtained by such Purchaser are being sold pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof. Each Purchaser represents, warrants and agrees that it has not offered, and will not offer or sell the Shares purchased from the Company hereunder, by means of any form of general solicitation or general advertising (as those terms are used in Regulation D under the Securities Act) or in any manner involving a public offering within the meaning of Section 4(2) of the Securities Act.

                  (b) Each Purchaser represents and warrants that it is an Accredited Investor, as such term is defined under Regulation D under the Securities Act, and confirms that it is not acquiring the Shares with a view to any distribution thereof in a transaction that would violate the Securities Act or the securities laws of any State of the United States or any other applicable jurisdiction.

                  (c) Each Purchaser individually represents and warrants as follows:

                          (i) Such  Purchaser  has  received  copies  of, and is
                  familiar with, information concerning the Company which such Purchaser has deemed necessary to make an informed decision to purchase the Shares. Such Purchaser has reviewed the disclosures relating to and consulted his own independent advisers or otherwise has satisfied himself concerning the investment in the Shares.

                          (ii) Such Purchaser acknowledges that he has had access to such financial and other information and has been
                  afforded  the   opportunity   to  ask  questions  and  receive
                  satisfactory answers from representatives of the Company regarding the Company, and the terms and conditions relating to investment in the Company, and all such questions have been answered to his full satisfaction.

                          (iii) Such  Purchaser has the knowledge and experience
                  in financial and business matters to be capable of evaluating the merits and risks of an investment in the Shares and is able to bear the economic risk of the investment with particular reference to the fact that the Shares will be "restricted securities" within the meaning of Rule 144(a)(3) under the Securities Act and may not be transferred except as set forth herein. Such Purchaser is acquiring the Shares for investment and not with a view to, or for resale in connection with, any distribution or other disposition of the Shares within the meaning of the Securities Act. There is no contract, undertaking, arrangement, or agreement with any person to sell or transfer or to have any person sell all or any portion of such Purchaser's Shares.

                          (iv) Such  Purchaser is not  purchasing the Shares (1)
                  as a result of or subsequent to becoming aware of any advertisement, article, notice or other communication published in any newspaper, magazine or similar medium or broadcast over television or radio; or (2) as a result of or subsequent to attendance at a seminar or meeting called by any of the means set forth in (1); or (3) as a result of or subsequent to any solicitation by a person not previously known to him in connection with investments in securities generally.

         4.   Representations  and  Warranties  of  the  Company.   The  Company
represents and warrants to, and agrees with, the Purchasers that as of the date hereof and as of the Closing Date:

                  (a) The Company has been duly incorporated and is a validly existing company, in good standing or the equivalent under the laws of Colorado and has the corporate power and authority to conduct its business.

                  (b) The Company is not in violation of its Articles of Incorporation, Bylaws or other constituent documents or in default in the performance or observance of any material obligation, agreement, covenant or condition contained in any indenture, mortgage, deed of trust or other material instrument or agreement to which it is a party or by which it or its property may be bound; and neither the execution nor the delivery by the Company, or the performance by the Company of its obligations under this Agreement will, conflict with or result in the breach or violation of any of the terms or provisions of, or constitute a default or result in the creation or imposition of any lien or charge on any assets or properties of the Company under any material indenture, mortgage, deed of trust or other material agreement or instrument to which the Company is a party or by which it is bound, or any statute, decree, judgment, order, rule or regulation of any court or governmental agency or body having jurisdiction over the Company or its properties.

                  (c) The authorized capital stock of the Company, as of December 31, 1995, consists of 100,000,000 shares of Preferred Stock, none of which have been issued, and 500,000,000 Shares of Common Stock, par value $0.00001 each, of which 9,634,000 Shares are issued and outstanding. As of the date hereof, and before giving effect to this transaction, the Company had no options, warrants and other rights outstanding to purchase, receive or obligate the Company to issue Shares.

                  (d) The execution and the delivery by the Company of this Agreement and the consummation of the transactions herein contemplated (including the issuance of the Shares), do not and will not conflict with or result in a breach or violation of any of the terms or provisions of, or constitute a default or result in the creation or imposition of any lien or charge under (a) any indenture, mortgage, deed of trust, loan agreement or any material agreement to which the Company is a party or by which it is bound, or (b) the Company's Articles of Incorporation, By-laws or other constituent documents.

                  (e) Assuming with respect to a Purchaser that this Agreement has been duly authorized, executed and delivered by such party, the Agreement has been duly authorized, executed and delivered by the Company and constitutes a valid and legally binding obligation of the Company, enforceable against the Company in accordance with its terms, subject, as to enforcement, to bankruptcy, insolvency, fraudulent transfer, reorganization and similar laws of general applicability relating to or affecting creditors' rights and to general equitable principles (regardless of whether such enforcement is considered in a proceeding in equity or at law).

                  (f) The Shares offered hereby have been duly authorized and, when executed, delivered, and paid for by the Purchasers in accordance with the terms of this Agreement, will be duly executed, authenticated, issued and delivered by the Company, and will constitute valid and legally binding obligations of the Company, enforceable in accordance with their terms, subject, as to enforcement, to bankruptcy, insolvency, fraudulent transfer, reorganization and similar laws of general applicability relating to or affecting creditors' rights and to general equitable principles (regardless of whether such enforcement is considered in a proceeding in equity or at law).

                  (g) Upon consummation of the transaction contemplated hereby, the Purchasers will own the Shares free and clear of all liens, claims, charges and other encumbrances, and the delivery of the Shares to the Purchasers pursuant to this Agreement will transfer legal and valid title thereto, free and clear of all liens, claims, charges and other encumbrances.

                  (h) There is no action, suit or proceeding before or by, any court or govern mental agency or body, domestic or foreign, now pending or to the knowledge of the Company, threatened, against or affecting the Company or any of its prop erties, which might result in any material adverse change in the condition (financial or otherwise) or in the earnings, business affairs or business prospects of the Company considered as one enterprise, or which might materially and adversely affect the properties or assets thereof.

                  (i) The financial statements of the Company included in the Company's last report on Form 10-K and all reports on Form 10-Q since such report, all of which have been provided to the Purchasers, present fairly the financial position and results of operations of the Company at the respective dates or for the respect ive periods to which they apply; such financial statements have been prepared in conformity with accounting principles generally accepted in the United States applied on a consistent basis throughout the respective periods involved.

                  (j) None of the Company's filings with the Securities and Exchange Commission (the "Commission"), since January 1, 1995, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statement therein, in light of the circumstances under which they were made, not misleading.

                  (k) No consent, approval, authorization or order of, or filing with, any court or governmental agency or body is required for the performance by the Company of its obligations under this Agreement, or otherwise in connection with the issuance or sale of the Shares.

                  (l) No fees, other than (i) a $75,000 fee payable to Pelican Securities & Investments Ltd. ("Pelican"), an Israeli company; and (ii) the issuance of five-year warrants to purchase 1,150,000 shares of Common Stock of the Company, at an exercise price of $1.00 per share, to Pelican and other certain offshore companies in connection with financial consulting services rendered in connection with this private placement, are payable to any agent, broker or investment banker with respect to the issuance and sale of the Shares.

                  (m) Casdim Israel has been duly incorporated and is a validly existing company, in good standing or the equivalent under the laws of Israel, and has the corporate power and authority to conduct its business.

                  (n) The execution and the delivery by the Company, of this Agreement, the Shares, and the consummation of the transactions herein or therein contemplated (including the issuance of the Shares) do not and will not conflict with or result in a breach or violation of any of the terms or provisions of, or constitute a default or result in the creation or imposition of any lien or charge under (a) Casdim Israel's Articles and Memorandum of Association, (b) any Israeli statute, rule or regulation, or (c) any decree, judgment or order, specifically binding upon Casdim Israel or the Company, known to the best of such counsel's knowledge, of any Israeli court or governmental agency or body having jurisdiction over the Company or its properties.

                  (o) No consent, approval, authorization or order of, or filing with, any Israeli court or governmental agency or body is required for the performance by the Company of its obligations under this Agreement which has not been obtained or made.

         5. Conditions to Closing. The obligation of any Purchaser to purchase and pay for the Shares will be subject, in the discretion of such Purchaser, to the accuracy of the represent ations and warranties on the part of the Company herein, to the accuracy of the statements of the authorized representatives of the Company (which term shall mean a director, officer or another person who is authorized to do so on behalf of the Company) made in any certificates pursuant to the provisions hereof, to the performance by the Company of its obligations hereunder, and to the following conditions precedent set forth below. At the Closing and against payment of the purchase price, the Purchasers shall receive:

                  (a) An opinion letter of Avi Mayer - Anat Green, Israeli counsel for the Company, dated the Closing Date, stating that the Company's subsidiary and primary asset, Casdim Interactive Systems Ltd., an Israeli company ("Casdim Israel"):

                          (i) has been duly incorporated and is a validly existing company, in good standing or the equivalent under the laws of Israel, and has the corporate power and authority to conduct its business.

                          (ii) the execution and the delivery by the Company, of
                  this Agreement, the Shares, and the consummation of the transactions herein or therein contemplated (including the issuance of the Shares) do not and will not conflict with or result in a breach or violation of any of the terms or provisions of, or constitute a default or result in the creation or imposition of any lien or charge under (a) Casdim Israel's Articles and Memorandum of Association, (b) any Israeli statute, rule or regulation, or
                  (c) any decree, judgment or order, specifically binding upon Casdim Israel or the Company, known to the best of such counsel's knowledge, of any Israeli court or governmental agency or body having jurisdiction over the Company or its properties; and

                          (iii) No consent, approval, authorization or order of,
                  or filing with, any Israeli court or governmental agency or body is required for the performance by the Company of its obligations under this Agreement which has not been obtained or made.

                  (b) A letter, in the form of Schedule 3 annexed hereto, from Mr. Yehuda Shimshon in which he represents and agrees that:

                          (i) he  will  not  sell,  lend,  transfer,  pledge  or
                  hypothecate his shares of the Company, for a period of three years from the date of the Closing Date, without the written consent of Sunrise Securities Corp. ("Sunrise"), the duly appointed representative of the Purchasers for this purpose, and will deposit all such shares, except for those referred to in subparagraph 5(f) herein, with Gary Tober, Esq. (the
                  "Escrow Agent") within 30 days from the Closing Date. Any permitted sale of such shares referred to in this paragraph shall be effected through Sunrise, acting as broker/dealer, at a commission rate of $0.05 per share.

                          (ii) he will vote his shares in favor of a  resolution
                  to cancel the 100,000,000 shares of the Company currently authorized to be issued as Preferred Stock, and the adoption of the resulting amended Articles of Incorporation;

                          (iii) he will vote his shares in favor of the Representative's election as a director of the Company for the two year period from the date hereof, and so long as the Purchasers maintain continued and uninterrupted ownership, as a group, of at least 2,000,000 of the issued and outstanding shares of the Company; and

                          (iv) he will  vote his  shares,  for a  period  of two
                  years from the Closing Date, against any resolution to approve and authorize any new class of shares of the Company; provided that, upon the concurrence of the Purchasers, Mr. Shimshon may vote his shares in favor of such resolution.

                  (c) A letter from Cedarwood Trading & Investment Ltd. ("Cedarwood"), a controlling shareholder of the Company, in which Cedarwood represents that it will not sell, lend, transfer, pledge or hypothecate its shares of the Company, for a period of two years from the date of the Closing Date, without the written consent of Sunrise, the duly appointed representative of the Purchasers for this purpose, and will deposit all such shares with the Escrow Agent within 30 days from the Closing Date. Any permitted sale of such shares referred to in this paragraph shall be effected through Sunrise, acting as broker/dealer, at a commission rate of $0.05 per share.

                  (d) A opinion letter of Colorado Counsel, in a form reasonably acceptable to Sunrise, with respect to matters covered by Sections 4(a)-(k) herein.

                  (e) Evidence that Mr. Yehuda Shimshon's shares of Casdim Israel have been deferred, as of the Closing Date.

                  (f) Evidence that Mr. Shimshon shall have placed 500,000 of his shares of Common Stock of the Company in escrow with the Escrow Agent to guarantee the performance of Casdim Software System Ltd. required under such company's October 1995 agreement with Casdim Israel. Such shares shall remain in escrow until performance of the obligations under such agreement is complete.

                  (g) Evidence that the Company shall have entered into a public relations agreement with Sunrise Financial Group Inc., which shall provide for the issuance to Sunrise Financial Group Inc., on the Closing Date, of five-year warrants or options to purchase 700,000 shares of Common Stock of the Company, at an exercise price of $1.00 per share, in exchange for services rendered under such agreement.

         6. Post-Closing Covenants of the Company. The Company hereby covenants to effect the following corporate actions as soon as practicable after the Closing Date:

                  (a) To propose, at the first annual meeting of shareholders held after the Closing Date, the cancellation of the 100,000,000 shares of the Company currently authorized to be issued as Preferred Stock, and the adoption of the resulting amended Articles of Incorporation.

                  (b) The Board of Directors of the Company shall convene a meeting, within seven business days from the Closing Date, at which the following actions shall be taken:

                          (i) Mr. David Tamir, the duly appointed representative
                  of the Purchasers or his duly appointed successor (the "Representative"), shall be elected to serve as a director of the Company for a period of one year, in accordance with the By-laws of the Company; and

                          (ii) the Board of  Directors  shall  appoint  an Audit
                  Committee, which shall consist of no less than two members, one of whom shall be the Representative, to review and approve any transactions, in excess of $60,000, with affiliated parties or entities of the Company. All such transactions must be approved by the Representative.

                  (c) Each of the Boards of Directors of Casdim Interactive Systems USA, Inc. ("Casdim USA") and Casdim Israel, subsidiaries of the Company, shall convene a meeting, within seven business days from the Closing Date, at which the Representative shall be elected to serve as a director of Casdim USA and Casdim Israel in accordance with the respective company's By-laws.

                  (d) Each of the Boards of Directors of the Company, Casdim USA, and Casdim Israel shall continue to nominate the Representative to serve as director of the respective company for at least a second term and shall continue to nominate him as a director thereafter so long as the Purchasers, as a group, shall continue to own on an uninterrupted basis, at least 2,000,000 of the issued and outstanding shares of the Company.

                  (e) A Chief Financial Officer of the Company,  Casdim USA, and
         Casdim Israel shall be elected, after consultation with the Representative, to serve at the discretion of the respective Board of Directors. All expenses of the Company in excess of $25,000 incurred prior to the appointment of the aforesaid Chief Financial Officer shall be reported in writing to the Board of Directors of the relevant company.

                  (f) The Company will not, for a period of two years from the Closing Date, issue any additional shares of Common Stock without the written consent of Sunrise, the duly appointed representative of the Purchasers for this purpose; provided that, the Company may issue, at its discretion, up to 500,000 shares of Common Stock reserved for issuance under an eligible, qualified employee benefit plan, and 1,850,000 shares of Common Stock reserved for issuance upon the exercise of warrants issued in connection with this private placement.

                  (g) The Company will establish, within sixty days after the Closing Date, an employee stock option plan.

                  (h) All proceeds received by the Company in connection with this private placement, shall be used to carry on the operation of the Company in the ordinary course of business.

                  (i) The Company shall appoint an auditor, acceptable to Sunrise, to audit the Company's financial statements for the fiscal year ended December 31, 1996.

         7.  Registration.  The Company agrees, at its sole expense, to:

                  (a) prepare and (within 60 days after the end of the period within which requests for registration may be given to the Company or in any event as soon thereafter as possible) file with the Commission the requisite registration statement to effect such registration and use its best efforts to cause such registration statement to become effective, provided, however, that the Company may discontinue any registration of its securities which are not Shares at any time prior to the effective date of the registration statement relating thereto;

                  (b) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective and to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement until such time as all of such securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such registration statement;

                  (c)  furnish  to  each  seller  of  Shares   covered  by  such
         registration statement such number of conformed copies of such registration statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus contained in such registration statement (including each preliminary prospectus and any summary prospectus) and any other prospectus filed under Rule 424 under the Securities Act, in conformity with the requirements of the Securities Act, and such other documents, as such seller may reasonably request;

                  (d) use its best efforts to register or qualify all Shares and other securities covered by such registration statement under such other securities or blue sky laws of such jurisdictions as each seller thereof shall reasonably request, to keep such registration or qualification in effect prepare and file such amendments and supplements to such registration statement, and the prospectus used in connection therewith, as may be necessary to keep such registration statement effective for a period of two years, (except that if Rule
         144(d)(1) under the Securities Act shall be amended to reduce the holding period required thereunder, the Company's obligation to keep such registration statement current shall be reduced to eighteen months);

                  (e) use its best efforts to cause all Shares covered by such registration statement to be registered with or approved by such other governmental agencies or authorities as may be necessary to enable the seller or sellers thereof to consummate the disposition of such Shares;

                  (f) furnish to each seller of Shares a signed counterpart, addressed to such seller (and the underwriters, if any), of:

                          (i) an opinion of counsel for the  Company,  dated the
                  effective date of such registration statement (and, if such registration includes an underwritten public offering, dated the date of the closing under the underwriting agreement), reasonably satisfactory in form and substance to such seller, and

                          (ii) a "comfort"  letter,  dated the effective date of
                  such registration statement (and, if such registration includes an underwritten public offering, dated the date of the closing under the underwriting agreement), signed by the independent public accountants who have certified the Company's financial statements included in such registration statement, covering substantially the same matters with respect to such registration statement (and the prospectus included therein) and, in the case of the accountants' letter, with respect to events subsequent to the date of such financial statements, as are customarily covered in opinions of issuer's counsel and in accountants' letters delivered to the underwriters in accordance with public offerings of securities and, in the case of the accountants' letter, such other financial matters, such as seller (or the underwriters, if any) may reasonably request;

                  (g) notify each seller of Shares covered by such registration statement, at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made, and at the request of any such seller promptly prepare and furnish to such seller a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such securities, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made;

                  (h) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first full calendar month after the effective date of such registration statement, which earnings statement shall satisfy the provisions of Section 11(a) of the
         Securities Act, and not file any amendment or supplement to such registration statement or prospectus to which any such seller shall have reasonably objected on the grounds that such amendment or supplement does not comply in all material respects with the requirements of the Securities Act or of the rules or regulations thereunder, having been furnished with a copy thereof at least five business days prior to the filing thereof;

                  (i) provide a transfer agent and registrar for all Shares covered by such registration statement not later than the effective date of such registration statement; and

                  (j) to use its best efforts to procure the listing of the Company's Common Stock and the Shares on the Nasdaq Small Cap stock market.

The Company may require each seller of Shares as to which any registration is being effected to furnish the Company such information regarding such seller and the distribution of such securities as the Company may from time to time reasonably request in writing.

Each holder of Shares agrees by acquisition of such Shares that upon receipt of any notice from the Company of the happening of any event of the kind described in clause (g) of this Section, such holder will forthwith discontinue such holder's disposition of Shares pursuant to the registration statement relating to such Shares until such holder's receipt of the copies of the supplemented or amended prospectus contemplated by clause (g) of this Section, and, if so directed by the Company, will deliver to the Company (at the Company's expense) all copies, other than permanent file copies, then in such holder's possession of the prospectus relating to such Shares current at the time of receipt of such notice. In the event the Company shall give any such notice, the period referred to in clause (b) of this Section shall be extended by a number of days equal to the number of days during the period from and including the giving of notice pursuant to clause (g) of this Section to and including the date when each seller of any Shares covered by such registration statement shall have received the copies of the supplemented or amended prospectus contemplated by clause (g) of this Section.

         8. Expenses. The Company will pay or cause to be paid, when due, the following: (i) fees and expenses of compliance with blue-sky laws in such States as Purchasers may reasonably request, if any (ii) the cost of preparing and delivering registered Shares to the Purchasers; and (iii) all other costs and expenses incident to the performance of its obligations hereunder which are not otherwise specifically provided for in this Section 8. It is understood, however, that, except as provided in this Section 8, each Purchaser will pay all its own costs and expenses relating to the negotiation and execution of this Agreement by it and the purchase by it of the Shares, including the fees of its counsel.

         9. (a) Indemnification by the Company. In the event of any registration of any securities of the Company under the Securities Act, the Company will, and hereby does, indemnify and hold harmless the seller of any Shares covered by such registration statement, its directors and officers, each other Person who participates as an underwriter in the offering or sale of such securities and each other person or entity, if any, who controls such seller or any such underwriter within the meaning of the Securities Act against any losses, claims, damages or liabilities, joint or several, to which such seller or any such director or officer or underwriter or controlling person may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions or proceedings, whether commenced or threatened, in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement under which such securities were registered under the Securities Act, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and the Company will reimburse such seller and each such director, officer, underwriter and controlling person for any legal or any other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, liability, action or proceeding; provided that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, liability (or action or proceeding in respect thereof) or expense arises out of or is based upon an untrue statement or alleged untrue statement or omission of alleged omission made in such registration statement, any such preliminary prospectus, final prospectus, summary prospectus, amendment or supplement in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller specifically stating that it is for use in the preparation thereof, and, provided further that the Company shall not be liable to any person or entity who participates as an underwriter, in the offering or sale of Shares or any other Person, if any, who controls such underwriter within the meaning of the Securities Act, in any such case to the extent that any such loss, claim, damage, liability (or action or proceeding in respect thereof) or expense arises out of such person's or entity's failure to send or give a copy of the final prospectus to the person or entity asserting an untrue statement or alleged untrue statement or omission or alleged omission at or prior to the written confirmation of the sale of Shares to such person or entity if such statement or omission was corrected in such final prospectus. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of such seller or any such director, officer, underwriter or controlling person and shall survive the transfer of such securities by such seller.

                  (b)  Indemnification  by  the  Purchasers.   The  Company  may
         require, as a condition to including any Shares in any registration statement filed pursuant to Section 7, that the Company shall have received an undertaking satisfactory to it from the prospective seller of such securities, to indemnify and hold harmless (in the same manner and to the same extent as set forth in clause (a) of this Section) the Company, each director of the Company, each officer of the Company and each other person, if any, who controls the Company within the meaning of the Securities Act, with respect to any statement or alleged statement in or omission or alleged omission from such registration statement, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, if such statement or alleged statement or omission or alleged omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller specifically stating that it is for use in the preparation of such registration statement, preliminary prospectus, final prospectus, summary prospectus, amendment or supplement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Company or any such director, officer or controlling person and shall survive the transfer of such securities by such seller.

                  (c)  Notices  of  Claims.   Promptly   after   receipt  by  an
         indemnified party of notice of the commencement of any action or proceeding involving a claim referred to in the preceding clauses of this Section, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, promptly give written notice to the indemnifying party, provided that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations under the preceding clauses of this Section, except to the extent that the indemnifying party is actually prejudiced by such failure to give notice. In case any such action is brought against an indemnified party, unless in such indemnified party's reasonable judgement a conflict of interest between such indemnified and indemnifying parties may exist in respect of such claim, the indemnifying party shall be entitled to participate in and to assume the defense thereof, jointly with any other indemnifying party similarly notified to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof other than reasonable costs of investigation. No indemnifying party shall consent to entry of any judgment or enter into any settlement without the consent of the indemnified party which does not include as a unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect to such claim or litigation.

                  (d) Other Indemnification. Indemnification similar to that specified in the preceding clauses of this Section(with appropriate modifications) shall be given by the Company and each seller of Shares with respect to any required registration or other qualification of securities under any Federal or state law or regulation of governmental authority other than the Securities Act.

                  (e) Indemnification Payments. The indemnification required by this Section shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as and when bills are received or expense, loss, damage or liability is incurred.

                  (f) The Company agrees to indemnify and hold harmless each Purchaser from and against any liability, damage, cost or expense including reasonable attorney's fees incurred as a result of breach by the Company of any representation, warranty, agreement or covenant of the Company hereunder.

         10. Notices. All communications hereunder will be in writing, and, if sent to a Purchaser, will be delivered to such Purchaser at the address set forth in Schedule 1 hereto, with a copy to Squadron, Ellenoff, Plesent, Sheinfeld & Sorkin, 551 Fifth Avenue, New York, N.Y. 10176, Attention: Kenneth Koch, Esq.; and if sent to the Company, to c/o Casdim Group, 5 Haofan Street,
Kiryat-Arie, P.O. Box 3599, Petah Tikva, Israel 49130, with a copy to Carter, Ledyard & Milburn, 2 Wall Street, New York, New York 10005, telefax number (212) 732-3232, Attention: Steven J. Glusband. Notice shall be effective upon delivery.

         11. Submission to Jurisdiction and Waiver of Inconvenient Forum. The Company expressly accepts the jurisdiction of the courts of the United States Federal District for the Southern District of New York in respect of any suit, proceeding or other action which relates to or arises out of this Agreement and, without limiting other methods of obtaining jurisdiction, expressly submits to exclusive personal jurisdiction of any such court in respect of any such suit, proceeding or other action. The Company further agrees that service of process upon its authorized agent or successor (and written notice of said service to the Company, given as provided in Section 10 above) shall be deemed in every respect personal service of process upon the Company in any such suit, proceeding or other action. The Company hereby irrevocably waives any objection that it may have or hereafter have to the laying of venue of any such action or proceeding in the United States Federal District Court for the Southern District of New York, and including (without limitation) any claim that such action or proceeding in such court has been brought in an inconvenient forum. Nothing contained in this Agreement shall affect or limit the right of the Purchasers to serve any process or notice of motion or other application in any other manner permitted by law or limit or affect the right of the Purchaser to bring any action or proceeding against the Company or any of its property in the courts of any other jurisdiction. The Company hereby agrees to the exclusive jurisdiction of the United States Federal District Court of the Southern District of New York in connection with any action brought by it relating to this Agreement.

         12. Successors and Assigns. This Agreement will inure to the benefit of, and be binding upon, the parties hereto, their respective successors and assigns, and the officers and directors and each person who controls the parties hereto within the meaning of the Securities Act, and no other person will have any right or obligation hereunder. Nothing expressed or mentioned in this Agreement is intended or shall be construed to give any other person, firm or corporation any legal or equitable right, remedy or claim under or in respect of this Agreement or any provi sions herein contained. This Agreement is not assignable by the Purchaser without the prior written consent of the Company.

         13. Counterparts; Governing Law. This Agreement may be executed in counterparts all of which, taken together, shall constitute a single agreement between the parties to such coun terparts. This Agreement shall be governed by, and construed in accordance with, the laws of the state of New York without giving effect to conflict of laws principles.

         14. Termination. The obligations of any Purchaser under this Agreement may be terminated for any reason at any time prior to the delivery and payment of the Securities on the date hereof upon written notice of such termination to the Company, if prior to such time (i) there shall have occurred either of (A) the closing of the New York Stock Exchange or American Stock Exchange, or (B) a general suspension or material limitation of trading on either such Exchange or the general establishment of minimum prices by either such Exchange or by the Commission or (C) the declaration of a bank moratorium by authorities of the United States or State of New York, or (D) the declaration by the United States of national emergency or war; (ii) there shall have been any development involving a prospective change (whether financial or otherwise) in or affecting the financial position, shareholders' equity or results of operations of the Company, which such Purchaser in its reasonable judgment considers material and adverse and which are not disclosed in the package of materials provided by the Company to the Purchaser; or (iii) any of the conditions to the Closing have not been performed by the Company. In the event of any such termination, the Company shall have no liability to the terminating Purchaser.

         15. Amendments; Waivers. This Agreement may not be amended, modified or supplemented and no waivers of or consents to departures from the provisions hereof may be given unless consented to in writing by the Company and the Purchasers.

         If the foregoing is in accordance with your understanding of our agreement, kindly sign and return to us two counterparts hereof, and upon acceptance hereof by you it will become a binding agreement between the Company and the Purchasers in accordance with its terms.

                                   Very truly yours,

                                   CASDIM INTERNATIONAL SYSTEMS INC.


                                   By:_________________________________________
                                   Name: Yehuda Shimshon
                                   Title: Chairman, President & CEO

The foregoing Purchase Agreement is hereby confirmed and accepted as of the date first above written.





By:_______________________________

                                   SCHEDULE 1


     Name and address
      of Purchaser                 Number of Shares         Purchase Price
      ------------                 ----------------         --------------

Derek Caldwell                          50,000             $    37,500.00
c/o Sunrise Securities Corp.
135 East 57th Street, 11th Floor
New York, N.Y 10022

Frank K. Brosens                       400,000             $   300,000.00
10 Bedford Center Road
Bedford Falls, New York 10507

European Venture Corp.                 533,333             $   399,999.75
P.O. Box 47 Roadtown
Tortola, British Virgin Islands

Kempton Investments Ltd.               533,333             $   399,999.75
Attention: Chaim Furro
1183 Finch Avenue West
Suite 609
North York, Ontario
Canada M3J2G2

Karle Ltd.                             533,333             $   399,999.75
Attention: Mnuchem Eijan
83 Dana Cresent
Thornhill, Ontario
Canada L453H9

Lotmar Ltd.                            533,333             $   399,999.75
P.O. Box 316 Jardin House
One Wesley Street
St. Helier, Jersey
Channel Islands

Nathan Low                             413,334             $   310,000.50
c/o Sunrise Financial Group, Inc.
135 East 57th Street, 11th Floor
New York, N.Y 10022

       Name and address
         of Purchaser             Number of Shares          Purchase Price
         ------------             ----------------          --------------

M.H. Meyerson & Co.                    200,000             $   150,000.00
Jeff Meyerson
30 Montgomery Street
Jersey City, New Jersey 07302

Pharos Fund Limited                    266,666             $   199,999.50
c/o Olympia Capital International Inc.
Philip C. Pedro
Williams House, 20 Reid Street
Hamilton HM 11, Bermuda

RBC Inc.                                66,668             $    50,001.00
c/o Aggi Solomon
P.O. Box 662
Citco Building
Road Town, Wickhams Cay
Tortola, British Virgin Islands

Tinicum Investors                      400,000             $   300,000.00
990 Stewart Avenue
Garden City, New York 11530

Andrew Hart                             40,000             $    30,000.00
19 Fox Ridge Road
Roslyn, New York 11576

Alan Swerdloff                          13,334             $    10,000.50
c/o Sunrise Securities Corp.
135 East 57th Street, 11th Floor
New York, New York 10022

Dwight Miller                           16,666             $    12,499.50
c/o Sunrise Securities Corp.
135 East 57th Street, 11th Floor
New York, New York 10022

                                                                      SCHEDULE 2


         The Purchase Price payable hereunder shall be payable by wire transfer as follows:

                  Chase Manhattan Bank
                  410 Park Avenue
                  New York, N.Y.

                  ABA 021-0000-21

                  For the account of:

                  Casdim International Systems, Inc.
                  Account #035-1353-800

                                                                      SCHEDULE 3


                       CASDIM INTERNATIONAL SYSTEMS, INC.

         The undersigned Yehuda Shimshon, a principal shareholder of Casdim International Systems, Inc. (the "Company"), hereby represents, in connection with the Private Placement Purchase Agreement of even date herewith (the "Agreement"), to which the Company is a party, that:

                  (i) he will not sell, lend, transfer, pledge or hypothecate his shares of the Company, for a period of three years from the date of the Closing Date, without the written consent of Sunrise, the duly appointed representative of the Purchasers for this purpose. Any permitted sale of such shares referred to in this paragraph shall be effected through Sunrise, acting as broker/dealer, at a commission rate of $0.05 per shares.;

                  (ii) he will vote his shares in favor of a resolution to cancel the 100,000,000 shares of the Company currently authorized to be issued as Preferred Stock, and the adoption of the resulting amended Articles of Incorporation;

                  (iii) he will vote his shares in favor of the Representative's election as a director of the Company for the two year period from the date hereof, and so long as the Purchasers maintain continued and uninterrupted ownership, as a group, of at least 2,000,000 of the issued and outstanding shares of the Company;

                  (iv) he will vote his shares, for a period of two years from the Closing Date, against any resolution to approve and authorize any new class of shares of the Company; provided that, upon the concurrence of the Purchasers, Mr. Shimshon, may vote his shares in favor of such resolution; and

                  (v) he will deposit, within 30 days from the Closing Date, all his shares of the Company with the Escrow Agent pursuant to Section 5(b)(i) and 5(f) of the Agreement.

         Capitalized terms used herein and not defined shall have the same meaning given to them in the Private Placement Purchase Agreement of even date herewith to which the Company is a party.


Date: April    , 1996                       ---------------------------
                                            Yehuda Shimshon

                                   Exhibit 10.2

                          SUNRISE FINANCIAL GROUP, INC.
                        135 East 57th Street, 11th Floor
                            New York, New York 10022
                                 (212) 421-1616



                                 April 24, 1996

Mr. Yehuda Shimshon
Casdim International Systems, Inc.

                  Re:     Public Relations Retainer Agreement

Gentlemen:

         As we discussed, Casdim International Systems, Inc. (the "Company") is interested in retaining Sunrise Financial Group, Inc. ("Sunrise") as its consultant for financial public relations.

Services

         The services Sunrise will provide include the following: preparing a fact sheet on the Company (for which you will pay an approved sum in advance, as well as approve the artwork and layout); performance of public relations and corporate communications projects as are mutually agreed on; planning meetings with institutional investors, research analysts and retail brokers; preparing and disseminating press releases; handling all inquires about the Company; maintaining a mailing list of all those interested in Company's literature; seeking additional market makers for the Company's securities; and handling financial media relations.

         As compensation for its services, the Company will pay Sunrise the following fees:

         1. The Company will irrevocably issue to Sunrise an option to purchase up to 460,000 shares of the outstanding stock of the Company at $1.00 per share.

         2. The Company will issue to Sunrise an option to purchase up to 240,000 shares (together with the options to purchase 460,000 shares, the "Options") of the outstanding stock of the Company at $ 1.00 per share, which will vest ratably 10,000 per month over 24 months. If the Company terminates Sunrise, other than for cause, the options will vest immediately. If Sunrise resigns, the unvested portion can be cancelled a the Company's option.

Option

         The Options (to the extent vested) will be exercisable for five years beginning one year from issuance. During the term of the Options and upon written demand from Sunrise, the Company shall, on one occasion only, promptly register the common stock underlying the Options at the Company's expense (excluding Sunrise's counsel's fees and any underwriting or selling commissions). The Company further agrees that during the term of the Options, if the Company intends to file a Registration Statement for the public sale of its securities (other than a Form S-8, S-4 or comparable Registration Statement), it will notify Sunrise and if so requested will include in that Registration Statement the common stock underlying the Options, at the Company's expense (excluding prorated SEC registration fees, Sunrise's counsel's fees and any underwriting or selling commissions). The number of shares and exercise price per share subject to the Options shall be adjusted in the case of any dividend, stock split or other recapitalization or reorganization so that the option shall not be diminished or diluted. The Options may be assigned to the executive officers of Sunrise. Cashless exercises will be permitted.

 Mergers, Acquisitions, and Other Ventures

         If Sunrise shall introduce you to any company which may acquire the Company or its business or be acquired by the Company or engage in any other business combination with the Company, the Company shall pay Sunrise a fee equal to 2% of the value of all consideration paid by the acquiror. This fee shall be payable immediately upon the Company's receiving its payment(s).

         The Company acknowledges that Sunrise was instrumental in introducing the Company to HFS with respect to kiosks for hotels, Century 21, etc., and agrees that it will not consummate a transaction with HFS without previously entering into a compensation arrangement with Sunrise, which arrangement shall be satisfactory to Sunrise in its sole opinion. The parties agree to use their best efforts to negotiate a commercially reasonable agreement under the circumstances.

         For purposes of this contract, an introduction shall include not only those persons Sunrise may introduce to the Company, but also the persons introduced by those persons Sunrise introduced to the Company, i.e. one generation. Furthermore, fees under this section shall be payable for any transaction consummated between the Company and those introduced to the Company by Sunrise within one year of the introduction.

Expense Reimbursement

         In addition to the fees payable hereunder, the Company shall reimburse Sunrise, upon request from time to time, for all reasonable out-of-pocket expenses incurred by Sunrise (including but not limited to printing and graphic design, travel, postage, copying, secretarial, and phone expenses) in connection with Sunrise's services pursuant to this agreement. Individual out-of pocket expenses will not exceed $250.00 without the consent of the Company. The Company will prepay $2,500 to Sunrise which Sunrise will draw against for expenses. The Company will replenish this account monthly to the $2,500 level. Upon expiration of this agreement, any balance in this expense account will be returned to the Company less any fees outstanding.

Term

         This agreement shall be for a term of at least one year. Thereafter, either party may terminate this agreement at any time upon thirty (30) days' prior written notice, without liability or continuing obligation to the other party, except that termination shall not affect (a) the reimbursement and indemnification provisions contained in this agreement, nor (b) the Company's obligation for the fees called for above.

Indemnification

         The Company agrees it will indemnify and hold harmless Sunrise, its officers, directors, employees, agents and controlling persons from and against any and all losses, claims, damages, liabilities and expenses, joint or several (including all reasonable fees and expenses of counsel) arising out of Sunrise's services pursuant to this agreement. However, the Company will not be liable under this paragraph to the extent that any loss, claim, damage, liability or expense is found in a final judgment by a court of competent jurisdiction to have resulted from Sunrise's gross negligence or willful misconduct. The Company agrees to notify Sunrise promptly of the assertion against it or any other person of any claim or the commencement of any action or proceeding relating to any matter which involved Sunrise.

Miscellaneous

         The benefits of this agreement shall inure to the respective successors and assigns of the parties, and the obligations and liabilities assumed in this agreement by the parties shall be binding upon their respective successors and assigns.

         The validity and interpretation of this agreement shall be governed by the laws of the State of New York as applied to agreements made and to be fully performed therein. The parties agree that neither shall commence any litigation against the other arising out of this Agreement or its termination except in a court located in the City of New York. Each party consents to the in person jurisdiction over it by such a court and consents to the service of process of such a court on it by mail.

         All costs of enforcing any debt or obligation of the Company to Sunrise which arises under this Agreement, including all attorneys fees and expenses, shall be paid by the Company.

         If the foregoing correctly sets forth our agreement, please sign, date and return to us the enclosed copy of this letter, whereupon this letter shall constitute a binding agreement between us. Sunrise is looking forward to working with you in making Casdim International Systems, Inc. highly successful and prosperous.

                                   Sincerely,

                                   SUNRISE FINANCIAL GROUP, INC.

                                   By:_____________________________
                                        Nathan A. Low, President

                                   Confirmed and Agreed to this
                                   ___ day of ___,1996

                                   Casdim International Systems, Inc.


                                   By:____________________________
                                        Yehuda Shimshon, Chairman

                                   Exhibit 10.3

                              CONSULTING AGREEMENT
                              --------------------

         AGREEMENT dated as of April 24, 1996 by and among Casdim International Systems, Inc., a Colorado corporation (the "Company"), and Pelican Securities & Investments Ltd., an Israeli company, Softbreeze Ltd., a Canadian company, Montaraz Limited, a Channel Islands company, Onvoy Holdings Ltd., a company organized in the British Virgin Islands, and Wideglobe Ltd., an Irish company, (each a "Consultant" and collectively the "Consultants").

         WHEREAS, the Company wishes to retain the Consultants to provide the Company and its affiliates with certain advisory and financial consulting services in connection with the Company's 1996 private placement of up to 4,000,000 shares of its common stock (the "Private Placement"); and

         WHEREAS, the Consultants are willing to provide such advisory and financial consulting services for the Company and its affiliates;

         NOW,   THEREFORE,   in   consideration  of  the  mutual  covenants  and
obligations contained herein, and on the terms and conditions set forth below, the parties hereby agree as follows:

         1. Engagement. The Company hereby retains the Consultants, and the Consultant hereby agree to provide the services required hereunder in connection with the Private Placement.

         2. Extent of Services. Each Consultant agrees to perform such services to the best of its ability and in a diligent and conscientious manner and to devote appropriate time, energies and skill to those duties called for hereunder during the term of this Agreement and, in connection with the performance of such duties, to act in a manner consistent with the primary objective of maximizing the profitability of the Company and its affiliates. Each Consultant's duties hereunder will not require full-time work, but each Consultant agrees to devote such time as is reasonably required to fulfill its duties hereunder.

         3. Term. The engagement of the Consultants hereunder by the Company shall commence as of the date hereof, and shall continue until the Closing Date, as such term is defined in the Private Placement Purchase Agreement, a copy of which is annexed hereto as Schedule 2.

         4. Compensation. As compensation for the services granted herein and for performance rendered by the Consultants of all their duties and obligations hereunder, the Company shall (i) pay to Pelican Securities & Investments Ltd., a fee of $75,000, payable within three business days from the Closing Date: and
(ii) issue to the Consultants, on the Closing Date, five-year warrants to purchase a total of 1,150,000 shares of Common Stock of the Company at an exercise price of $1.00. Such warrants shall be issued in the denominations set forth opposite the name of each Consultant on Schedule 1 hereto.

         5. Confidential Information. Each Consultant, its subsidiaries and affiliates, shall not, at any time during or following expiration or termination of their engagement hereunder, directly or indirectly disclose or furnish to any person not entitled to receive the same for the immediate benefit of the Company or its affiliates any trade secrets or confidential information including, without limitation, information as to the business methods, operations and affairs of the Company or its affiliates, the names, addresses or requirements of any of its customers and suppliers, or the credit and other terms extended by and to the Company or its subsidiaries.

         6. Covenants. Each Consultant hereby covenants to (a) faithfully and diligently do and perform the acts and duties required in connection with its engagement hereunder, and (b) not engage in any activity which is or may be contrary to the welfare, interest or benefit of the business now or hereafter conducted by the Company and its affiliates.

         7. Binding Effect. This Agreement will inure to the benefit of and shall be binding upon the parties hereto and the Company's successors or assigns (whether resulting from any reorganization, consolidation or merger of the Company or any assignment to a business to which all or substantially all of the assets of the Company are sold), each Consultant's successors and permitted assigns and legal representatives.

         8. Entire Agreement. This Agreement contains the entire agreement and understanding of the parties with respect to the subject matter hereof, supersedes all prior agreements and understandings with respect thereto and cannot be modified, amended, waived or terminated, in whole or in part, except in writing signed by the party to be charged.

         9. Construction. While the parties hereto believe that the terms hereof are fair, reasonable and enforceable in all respects, it is agreed that any provision of this Agreement which is held to be prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

         10. Miscellaneous. This Agreement may not be assigned by any of the Consultants without the prior written consent of the Company.

         11.   Counterparts.   This   Agreement   may  be  executed  in  various
counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         12. Governing Law. This Agreement shall be shall be governed by and construed in accordance with the laws of the State of Israel.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of April 24, 1996.

Pelican Securities & Investments Ltd.      Casdim International Systems Inc.


------------------------------------       ------------------------------------
By:                                        By: Yehuda Shimshon, President & CEO


Softbreeze Ltd.



------------------------------------
By:



Montaraz Limited



------------------------------------
By: John H. Perkins



Onvoy Holdings Limited



------------------------------------
By: John H. Perkins



Wideglobe Limited



------------------------------------
By: Peter Biberstein

                                                                     Schedule 1


        Name and Address                            Number of Warrants
Pelican Securities & Investments Ltd.                    100,000
[Address]


Softbreeze Ltd.                                          250,000
827 Montgomery Street
Brooklyn, New York 11213


Montaraz Limited                                         350,000
P.O. Box 316 Jardine House
One Wesley Street
St. Helier, Jersey
Channel Islands


Onvoy Holdings Ltd.                                      400,000
P.O. Box 316 Jardine House
One Wesley Street
St. Helier, Jersey
Channel Islands


Wideglobe Ltd.                                            50,000
c/o Gestinor Services AG
10 General Wille-Strasse
Zurich, Switzerland
CH-8027