Form 10QSB
period 1996-06-30
CASDIM INTERNATIONAL SYSTEMS INC
filed 1996-08-09
CIK 847470

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X       Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
- ---      Act of 1934 for the quarterly period ended June 30, 1996.

         Transition report under Section 13 or 15(d) of the Exchange Act for the
- ---      transition period from _______ to _______

Commission file number: 33-27742


                       CASDIM INTERNATIONAL SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Colorado                                        83-0288100
    (State of Incorporation)                (I.R.S. Employer Identification No.)


                                 90 Park Avenue
                            New York, New York 10016
                    (Address of Principal Executive Offices)

                                 (212) 984-1090
                               Fax: (212) 984-1070
                (Issuer's Telephone Number, Including Area Code)


                         -----------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 1996, the Issuer had 13,634,000 shares of Common Stock, par value $0.00001, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                       CASDIM INTERNATIONAL SYSTEMS, INC.

                                      INDEX

                                                                           Page

Part I - Financial Information:

       Item 1.  Financial Statements..........................................3

       Consolidated balance sheets at June 30, 1996 and December 31, 1995.....3

       Consolidated statements of income for the three and six months ended June 30, 1996 and 1995..................................4

       Consolidated statements of cash flows for the six months
                ended June 30, 1996 and 1995..................................5

       Notes to unaudited financial statements..............................6-9

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................10


Part II - Other Information:


       Item 6.  Exhibits and Reports on Form 8-K.............................13

Signatures...................................................................14



                                        CASDIM INTERNATIONAL SYSTEMS, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                                        June 30,     December 31,
                                                                          1996           1995
                                                                          ----           ----
                                                                       (Unaudited)     (Audited)
                                                  ASSETS
CURRENT ASSETS
    Cash ..........................................................   $ 2,721,553    $        26
    Accounts receivable
             Trade ................................................       371,094        155,783
             Other ................................................     1,102,776      1,202,505
                                                                      -----------    -----------
                                                                        4,195,423      1,358,314
PROPERTY AND EQUIPMENT
    Property and equipment ........................................       153,897        111,727
    Less accumulated depreciation .................................       (25,291)       (20,919)
                                                                      -----------    -----------
                                                                          128,606         90,808
OTHER ASSETS
    Deposits ......................................................        10,200           --
    Start-up costs - Net ..........................................        24,292           --
    Patent, net - Note 3 ..........................................       425,000        467,659
                                                                      -----------    -----------
                                                                          459,492        467,659
                                                                      -----------    -----------
                      Total .......................................   $ 4,783,521    $ 1,916,781
                                                                      ===========    ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable
             Trade ................................................   $   173,622    $    38,763
             Other ................................................       479,299        465,417
    Current maturities of debt ....................................       954,895        674,702
                                                                      -----------    -----------
                                                                        1,607,816      1,178,882

LONG-TERM DEBT
    Accrued severance pay - Note 4 ................................        35,947         12,986
    Minority interest in consolidated subsidiary ..................          --           72,372
                                                                      -----------    -----------
                      Total .......................................        35,947      1,264,240

STOCKHOLDER'S EQUITY - Notes 5 & 6
    Common stock, $.00001 par value, 500,000,000
                shares authorized 13,634,000 shares issued and
                outstanding 285,000 shares held as treasury
                stock .............................................           985            945
    Additional paid in capital ....................................     3,046,582        194,480
    Less treasury stock (cost) ....................................        (1,425)        (1,425)
    Retained earnings .............................................        93,616        458,541
                                                                      -----------    -----------
             Total shareholders' equity ...........................     3,139,758        652,541
                                                                      -----------    -----------
                       Total liabilities and shareholders' equity .   $ 4,783,521    $ 1,916,781
                                                                      ===========    ===========

See accompanying notes to consolidated financial statements.


                       CASDIM INTERNATIONAL SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                  Three Months    Three Months    Six Months      Six Months
                                 Ended June 30,  Ended June 30,  Ended June 30, Ended June 30,
                                     1996            1995            1996            1995
                                    ------          ------          ------          ------
Sales ........................   $      9,027    $    232,476    $    262,034    $    348,704
Cost of sales ................         24,243         136,797          56,028         166,665
                                 ------------    ------------    ------------    ------------
Gross profit .................        (15,216)        95, 679         206,006        182, 039
Selling, general and adminis-
   trative expenses ..........        477,454          81,180         591,443         216,809
                                  ------------    ------------    ------------    -----------
Income (loss) from operations        (492,670)         14,499        (385,437)        (34,770)

Other income (expense)
     Interest income .........          9,211            --             9,211            --
     Interest expense ........        (16,097)        (20,015)        (34,807)        (40,504)
     Gain (loss) from foreign
        currency translation          (14,118)        (14,934)        (32,252)        (11,858)
                                  ------------    ------------    ------------    ------------
                 Total .......        (21,004)        (34,949)        (57,848)        (52,362)
                                  ------------    ------------    ------------    ------------

Income (loss) from operations
    before taxes .............       (513,674)        (20,450)       (443,285)        (87,132)
Income tax (expense) benefit .         33,185           1,894            --            26,011
                                  ------------    ------------    ------------    ------------
Net income (loss) ............   $   (480,489)   $    (18,556)   $   (443,285)   $    (61,121)
                                  ============    ============    ============    ============
Net income (loss) per share of
    common stock .............       $   (.04)       $   (.02)       $   (.04)       $   (.05)
                                     =========       =========       =========       =========
Net income (loss) per share of
    common stock on a fully
    diluted basis ............       $   (.04)       $   (.02)       $   (.04)       $   (.05)
                                     =========       =========       =========       =========
Total average number of
    shares outstanding .......      13,813,541       1,134,000      12,384,969       1,134,000
                                    ==========       =========      ==========       =========

See accompanying notes to consolidated financial statements.


                                        CASDIM INTERNATIONAL SYSTEMS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                              1996           1995
                                                             ------         ------
                                                           (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) ..........................................   $  (443,285)   $   (61,121)
  Adjustments  to  reconcile  net  income  to net  cash
         provided  by  operating activities:
         Depreciation and amortization ................        50,239         31,543
         Stock option compensation ....................       164,063           --
  Changes in operating assets and liabilities:
    (Increase) decrease in:
         Accounts receivable - trade ..................      (209,323)       469,498
         Accounts receivable - other ..................        99,729       (782,118)
    (Decrease) Increase in:
         Accounts payable - trade .....................       134,859        111,902
         Accounts payable - other .....................        13,882        (15,995)
     Deposits .........................................          --          283,592
                                                          -----------    -----------
          Net cash provided (used by)
          operating activities ........................      (189,836)        37,301
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for start-up costs .......................       (27,500)          --
     Purchase of property and equipment ...............       (42,170)       (35,845)
     Purchase of patent ...............................          --         (500,000)
     Payment of security deposit ......................       (10,200)          --
                                                          -----------    -----------
           Net cash used in investing activities ......       (79,870)      (535,845)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable ......................       280,193        487,993
     Severance pay ....................................        22,961          1,826
     Proceeds from issuance of stock ..................     2,688,079           --
                                                          -----------    -----------
            Net cash provided by financing activities .     2,991,233        489,819
                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH .......................     2,721,527         (8,725)

CASH
     Beginning of period ..............................            26          9,488
                                                          -----------    -----------
      End of period ...................................   $ 2,721,553    $       763
                                                          ===========    ===========



See accompanying notes to consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.       Summary of Significant Accounting Policies:

         This summary of significant accounting policies of CASDIM INTERNATIONAL SYSTEMS, INC., (the Company) and its subsidiaries, CASDIM INTERACTIVE SYSTEMS USA, INC. and CASDIM INTERACTIVE SYSTEMS, LTD., (ISRAEL) ("CISL"), is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.

                  a. Principles of consolidation - In 1995, CASDIM INTERNATIONAL SYSTEMS, INC. issued 8,500,000 shares of stock after a 50:1 reverse stock split to acquire 100% of the voting and equity shares of CASDIM INTERACTIVE SYSTEMS USA, INC., which owns 100% of the voting and equity shares of CISL. The business combination has been accounted for using the pooling method of accounting. The consolidated financial statements include the accounts of the Company and its subsidiaries.

                  b. Foreign operations - CISL maintains its accounts in nominal New Israeli Shekels ("NIS"). Certain of the dollar amounts in the financial statements may represent the dollar equivalent of other currencies, including the New Israeli Shekel ("NIS"), which may not be exchangeable for dollars.

                           Transactions and balances denominated in dollars are presented at their dollar amounts. Non-dollar transactions and balances are remeasured into dollars in accordance with the principles set forth in the Statement of Financial Accounting Standards ("FAS") No. 52, "Foreign Currency Translation," of the Financial Accounting Standards Board of the United States.

                           Accordingly, certain items relating to the Company's Israel subsidiary have been remeasured as follows:

                                    Monetary items-at the current exchange rate at each balance sheet date;

                                    Nonmonetary items-at historical exchange rates;

                                    Income and expense  items-at  exchange rates
                                    current  as of the  date of  recognition  of
                                    those  items  (excluding   depreciation  and
                                    other  items   deriving   from   nonmonetary
                                    items);

                                    Exchange     gains    and    losses     from
                                    aforementioned   remeasurement   (which  are
                                    immaterial for each year) are reflected in the statements of income.

                                    Linkage Basis - Balances which are linked to
                                    the  Israeli   Consumer   Price  Index  (the
                                    "CPI"),  are  presented  on the basis of the
                                    index at the balance sheet date, which index
                                    is    published    subsequently.    Balances
                                    denominated  in,  or linked  to,  currencies
                                    other   than  the   dollar   are   presented
                                    according to the exchange rates prevailing at the balance sheet date.

                           The effects of the inflationary erosion of monetary items and interest is included in financial income or expenses as appropriate.

         c. Fixed Assets - Fixed assets are stated at cost. Depreciation has been calculated by the straight-line method over the estimated useful lives of the assets.

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

         d. Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers cash and cash equivalents to consist of all cash, either on hand or in banks including time deposits, and any highly liquid debt instruments purchased with a maturity of three months or less.

         e. Bad Debts - Uncollectible accounts receivables are charged directly against earnings when they are determined to be uncollectible. Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles.

         f. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.       Patent

         In January 1995, the Company acquired a pending patent No. 108935 from CISL for the sum of $500,000 (US dollars). The patent is being depreciated using the straight-line method over the period of ten years.

4.       Accrued Severance Pay

         The liability of the Company for severance pay for the employees of its Israeli subsidiary is calculated on the basis of the latest salary paid to its employees and the length of time they have worked for the Company. Pursuant to Israeli law, the liability is covered by a provision in the Company's balance sheet and amounts deposited with the severance pay funds and insurance policies. The insurance policies are owned by CISL and have been entered into by CISL on behalf of its individual employees. The amounts accumulated with the insurance company are not under CISL's control or management and are therefore not reflected in the Company's balance sheet.

5.       Capital Stock

         On May 3, 1996 the Company completed a private placement of its securities in which 4,000,000 shares of common stock were issued for $3,000,000, before expenses of $311,897.


6.       Stock Warrants and Stock Options

         Stock Compensation Plans

         The Company has two stock option plans. Under its 1996 Employee Stock Option Plan (the "Employee Plan") the Company may grant options for up to 400,000 shares of its common stock to its employees. Under the 1996 Directors Stock Option Plan (the "Directors Plan"), the Company may grant options for up to 100,000 shares of common stock to its directors. The Employee Plan and the Directors Plan have been approved by the directors of the Company, and the Employee Plan will be presented to the Company's shareholders at the next annual meeting for ratification. No options have been granted under such plans.

         Under the Employee Plan, the exercise price of incentive stock options ("ISOs") may not be less than 100% (or 110%, if at the time of grant the optionee owns more than 10% of the voting stock of the Company) of the fair market value of the shares of common stock at the date of grant. The purchase price of each share subject to an option, or any portion thereof, which is not designated as an ISO may not be less than 75% of the fair market of such shares on the date of grant. The term of each option under the Employee Plan may be for a period of up to ten years (five years if the recipient is a 10% or more shareholder). Under the Directors Plan, the exercise price of each option may not be less than 100% of the fair market value of the shares of common stock on the date of grant. Options granted under the Directors Plan may have a term of up to ten years.

         Under a public relations retainer agreement (the "Agreement") with Sunrise Financial Group, Inc. ("Sunrise"), the Company agreed to issue Sunrise options to purchase up to 700,000 shares of its common stock as consideration for its public relations services. Of such options, 460,000 options vested as of April 24, 1996 and options to purchase 10,000 shares of common stock vest monthly for a 24-month period, subject to the continued provision of services by Sunrise. Options to purchase 480,000 shares of common stock had vested as of June 30, 1996. Under the Agreement, the purchase price of each share subject to an option is $1.00. The term of these options will expire in April 2001. The Company has accounted for the fair value of the grant of options to Sunrise in accordance with FASB Statement 123. The compensation cost that has been charged against income for the options granted to Sunrise was $164,063.

         Stock Warrants

         The Company issued stock warrants exercisable into 1,150,000 shares of common stock in connection with its May 1996 private placement. The warrants, which are exercisable at $1.00 per share, have been included in the computation of fully diluted earnings per share.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements. The discussion and analysis contains trend analysis and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of changes in the economy, changes in the Company's product sales mix and other factors which may be beyond the Company's control.

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


Results of Operations

      Quarter Ended June 30, 1996 Compared with Quarter Ended June 30, 1995

         Product sales decreased to $9,027 during the second quarter of 1996 from $232,476 during the comparable period in 1995. The decrease in sales was principally attributable to the determination of one of the Company's major customers to postpone deliveries of kiosks until its financial condition improves and the Company's decision to emphasize the leasing of kiosks rather than their sale. The Company is currently seeking locations for its kiosks in major shopping malls, bus stations, airports and tourist venues in Israel. The Company has identified locations for its kiosks at certain of these venues and is negotiating agreements with respect to the placement of its kiosks at such sites. The Company is awaiting final approval for the placement of kiosks at Ben Gurion Airport and the new Tel Aviv central bus station, which bus station includes a 1,400 store shopping mall. In North America the Company is focusing its marketing efforts on the placement of its kiosks in lodging and banking venues. Management believes that these marketing channels will in the future provide the Company with a continuing stream of income and improved results. As a result of its change in marketing focus, the Company expects that its revenues in 1996 may be lower than in 1995, when it achieved profitability in the second half of the year.

         Cost of sales decreased to $24,243 in the 1996 period from $136,797 in the 1995 second quarter principally as a result of the Company's lower level of sales. As a result, the Company did not achieve any gross profit in the second quarter of 1996. In the 1995 comparable period the Company's gross margin was 41%. The Company expects its gross margin to vary in the future depending on the nature of its revenues and changes in product and customer mix.

         Selling, general and administrative expenses increased 588% in the 1996 second quarter to $477,454 from $81,180 in the 1995 comparable period, due primarily to the Company's establishment of executive offices in New York City, increased compensation, legal and accounting costs, increased marketing costs associated with the Company's efforts to penetrate the United States market and a charge of approximately $164,000 arising from the issuance of stock options to the Company's public relations firm. The Company believes that selling, general and administrative expenses will continue to increase in 1996 as a result of the planned increase in marketing and sales efforts for the Company's products and the costs associated with it being a publicly traded company.

         For the quarter ended June 30, 1996, the Company had an operating loss of $492,670 as compared to operating income of $14,499 for the comparable period in 1995. The operating loss in the 1996 period was due primarily to the increase in the Company's selling, general and administrative expenses and the decline in sales.

         During the quarter ended June 30,1996, the Company had other expenses of $21,004 as compared to $34,949 in the 1995 period. These expenses consist of foreign currency translation losses and net interest expense. The Company expects its net interest expense to continue to decline in 1996 as a result of its recently completed private placement of securities. However, if the Company's operations increase significantly, it may be required to seek additional debt financing, which will result in increased interest expense.

         As a result of the foregoing, the Company had a loss before taxes of $513,674 in the second quarter of 1996 as compared to a loss before taxes of $20,450 in the comparable 1995 period. Due to the application of an income tax benefit of $33,185, the Company's net loss was $480,459 or $.04 per share for the quarter ending June 30, 1996 as compared to a net loss of $18,556 or $.02 per share for the comparable period in 1995.

Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995

         Product sales decreased to $262,034 during the six-months ended June 30, 1996 from $348,704 during the comparable period in 1995. The decrease in sales was principally attributable to the Company's decision to emphasize the leasing of kiosks rather than their sale. Management believes that this marketing channel will provide the Company with a continuing stream of income and improved results in the future.

         Cost of sales decreased to $56,028 in the 1996 period from $166,665 in the 1995 six-month period, principally as a result of the Company's lower level of sales. As a result, the Company's gross margin for the six-month period ended June 30, 1996 was 78.6% compared to 52.2% in the 1995 period.

         Selling, general and administrative expenses increased 272% in the 1996 six-month period to $591,443 from $216,809 in the 1995 comparable period, due primarily to the Company's establishment of executive offices in New York City, increased compensation, legal and accounting costs, increased marketing costs associated with the Company's efforts to penetrate the United States market and a charge of approximately $164,000 arising from the issuance of stock options to the Company's public relations firm.

         For the six-month period ended June 30, 1996, the Company had an operating loss of $385,437 as compared to an operating loss of $34,770 for the comparable period in 1995. The increase in the Company's operating loss for the 1996 period was due primarily to the increase in the Company's selling, general and administrative expenses and the decline in sales.

         During the six months ended June 30,1996, the Company had other expenses of $57,848 as compared to other expenses of $52,362 in the 1995 period. These expenses consist of foreign currency translation losses and net interest expense.

         As a result of the foregoing, the Company had a loss before taxes of $443,285 for 1996 as compared to a loss before taxes of $87,132 in the comparable 1995 period. The Company's net loss was $443,285 or $.04 per share for the six months ended June 30, 1996 as compared to a net loss of $61,121 (after an income tax benefit of $26,011) or $.05 per share for the comparable period in 1995.

Liquidity and Capital Resources

         At June 30, 1996, the Company had $2,272,553 in cash and $2,587,607 in working capital as compared to $26 in cash and $179,432 in working capital at December 31, 1995. The Company's liquidity improved in the 1996 period, principally as a result of a private placement of securities. In May 1996, the Company completed a private placement of 4,000,000 shares of its common stock at a sales price of $0.75 per share. The approximately $2,690,000 of net proceeds from the sale of the shares will be used for working capital and to repay existing debt.

         One of the factors that will affect the Company's working capital in the future is the payment cycle on its sales. At present, a $233,992 receivable from the Company's principal customer, Kupat Holim, an Israeli health maintenance organization, is over 90 days old. Although the Company believes this receivable to be recoverable, it believes that it will take a number of months for it to be paid in full.

         In August 1996, the Company received an indication from a bank that approximately $950,000 of its Israeli subsidiary's short-term debt will be converted into long-term debt.

         Management believes that the Company's cash requirements for at least the next twelve (12) months will be met from existing cash, and if needed, short-term borrowing. The Company at present has no significant financial commitments outstanding.

Item 6.           Exhibits and Reports on Form 8-K

(a)  Exhibits

        *3.1   Certificate of Incorporation as amended through December 6, 1995.

      ***3.2   Amendment to  the Certificate of Incorporation dated May 1, 1996.

       **3.3   By-laws.

      ***4.1   Form of Warrant Agreement.

      ***4.2   Stock Option Agreement with Sunrise Financial Group Inc.

      **10.1   Private Placement Purchase Agreement.

     ***10.2 Public Relations Retainer Agreement dated April 26, 1996 with Sunrise Financial Group Inc.

      **10.3 Consulting Agreement dated April 24, 1996 with Pelican Securities & Investments Ltd., Softbreeze Ltd., Montaraz Limited, Onvoy Holdings Ltd., and Wideglobe Ltd.

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

_________________________
* Incorporated by reference to the Company's Report on Form 10-KSB for the year ended December 31, 1995.

** Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1994.

*** Incorporated by reference to the Company Report on Form 10-QSB for the quarter ended March 31, 1996.

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CASDIM INTERNATIONAL SYSTEMS, INC.


                                     /s/ Yehuda Shimshon
                                     -----------------------------
                                         Yehuda Shimshon
                                         Chairman of the Board, President & CEO




Date: August 8, 1996