Form 10QSB
period 1996-09-30
CASDIM INTERNATIONAL SYSTEMS INC
filed 1996-11-19
CIK 847470

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

         Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes[ X ]  No[   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 1996, the Issuer had 13,634,000 shares of Common Stock, par value $0.00001, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes[   ]  No [ X ]

                       CASDIM INTERNATIONAL SYSTEMS, INC.

                                      INDEX

                                                                        Page

Part I - Financial Information:

         Item 1.  Financial Statements.....................................3

         Consolidated balance sheets at September 30, 1996
                  and December 31, 1995....................................3

         Consolidated statements of income for the three and nine
                  months ended September 30, 1996 and 1995.................4

         Consolidated statements of cash flows for the nine months
                  ended September 30, 1996 and 1995........................5

         Notes to unaudited financial statements.........................6-9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................10


Part II - Other Information:


         Item 4.  Submission of Matters to a Vote of Shareholders.........14

         Item 6.  Exhibits and Reports on Form 8-K........................15

Signatures................................................................16

                                        CASDIM INTERNATIONAL SYSTEMS, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                  September 30,     December 31,
                                                      1996              1995
                                                      ----              ----
                                                   (Unaudited)       (Audited)
                                     ASSETS
CURRENT ASSETS
    Cash........................................    $1,801,515    $         26
    Accounts receivable
             Trade..............................       487,183         155,783
             Other..............................     1,472,701       1,202,505
                                                   -----------       ---------
                                                     3,761,399       1,358,314
PROPERTY AND EQUIPMENT
    Property and equipment......................       193,329         111,727
    Less accumulated depreciation...............       (30,863)        (20,919)
                                                   -----------       ----------
                                                       162,466          90,808
OTHER ASSETS
    Deposits....................................        10,200            --
    Start-up costs - Net........................        34,635            --
    Patent, net - Note 3........................       412,500         467,659
    Product development costs - Note 4..........       397,650            --
                                                    ----------      ----------
                      Total.....................    $4,778,850      $1,916,781
                                                    ==========      ==========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable
      Trade.......................................   $  52,651      $   38,763
      Other.......................................     423,153         465,417
   Current maturities of debt.....................   1,216,785         674,702
                                                   -----------      ----------
                                                     1,692,589       1,178,882

LONG-TERM DEBT
   Accrued severance pay - Note 5.................      35,533          12,986

MINORITY INTEREST IN CONSOLIDATED
  SUBSIDIARY......................................         --          72,372

STOCKHOLDER'S EQUITY - Notes 6 & 7
  Common stock, $.00001 par value, 500,000,000
    shares authorized 13,634,000 shares issued
    and outstanding, 285,000 shares held as
    treasury stock................................         985             945
  Additional paid in capital......................   3,045,269         194,480
  Less treasury stock (cost)......................      (1,425)         (1,425)
  Retained earnings...............................       5,899         458,541
                                                    ----------      ----------
    Total shareholders' equity....................   3,050,728         652,541
                                                    ----------      ----------
      Total liabilities and shareholders' equity..  $4,778,850      $1,916,781
                                                    ==========      ==========

See accompanying notes to consolidated financial statements.


                       CASDIM INTERNATIONAL SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                    Three Months   Three Months     Nine Months     Nine Months
                                       Ended          Ended            Ended           Ended
                                    September 30,  September 30,   September 30,   September 30,
                                       1996            1995           1996              1995
                                      ------          ------         ------            ------
Sales ..........................   $    122,832    $  1,603,623    $    384,866    $  1,952,327
Cost of sales ..................         26,679          37,425          82,707         204,090
                                   ------------    ------------    ------------    ------------
Gross profit ...................         96,153       1,566,198         302,159       1,748,327
Selling, general and adminis-
   trative expenses ............        188,277         111,388         779,720         328,197
                                   ------------    ------------    ------------    ------------
Income (loss) from operations ..        (92,124)      1,454,810        (477,561)      1,420,040
Other income (expense)
     Interest income ...........         30,953            --            40,164            --
     Interest expense ..........         (6,937)        (21,320)        (41,744)        (61,824)
     Gain (loss) from foreign
        currency translation ...        (19,609)        (29,261)        (51,861)        (41,119)
                                   ------------    ------------    ------------    ------------
                 Total .........          4,407         (50,581)        (53,441)       (102,943)
                                   ------------    ------------    ------------    ------------
Income (loss) from operations
    before taxes ...............        (87,717)      1,404,229        (531,002)      1,317,097
Income tax (expense) ...........           --          (521,143)           --          (495,132)
                                   ------------    ------------    ------------    ------------
Net income (loss) ..............   $    (87,717)   $    883,086    $   (531,002)   $    821,965
                                   ============    ============    ============    ============
Net income (loss) per share ....   $     (.0064)   $       .779    $     (.0445)   $       .729
                                   ============    ============    ============    ============
Net income (loss) per share on a
    fully diluted basis ........   $     (.0056)   $       .779    $     (.0382)   $       .729
                                   ============    ============    ============    ============
Total average number of
    shares outstanding .........     15,606,139       1,134,000      13,898,110       1,134,000
                                   ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                                        1996            1995
                                                        ----            ----
                                                     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................................  $(531,002)   $  821,965
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization..................     68,311        45,962
      Stock option compensation......................    164,063         --
  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Accounts receivable - trade....................   (331,400)      896,954
      Accounts receivable - other....................   (264,208)     ( 79,004)
    (Decrease) increase in:
      Accounts payable - trade.......................     13,888       (24,073)
      Accounts payable - other.......................    (42,264)      573,589
     Deposits........................................        --     (1,234,516)
                                                       ---------     ---------
        Net cash provided (used by)
        operating activities.........................   (922,612)    1,000,877
                                                         -------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for product development.................   (397,650)        --
     Payment for start-up costs......................    (37,843)        --
     Purchase of property and equipment..............    (81,602)     (128,987)
     Purchase of patent..............................       --        (500,000)
     Payment of security deposit.....................    (10,200)        --
                                                         -------       -------
        Net cash used in investing activities........   (527,295)     (628,987)
                                                        --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable.....................    542,083       250,057
     Severance pay...................................     22,547         6,180
     Proceeds from issuance of stock.................  2,686,766       100,000
                                                       ---------     ---------
        Net cash provided by financing activities....  3,251,396       356,237
                                                       ---------     ---------

NET INCREASE (DECREASE) IN CASH......................  1,801,489       728,127

CASH
     Beginning of period.............................         26         9,488
                                                     -----------     ---------
      End of period.................................. $1,801,515    $  737,615
                                                      ==========    ==========


See accompanying notes to consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.       Summary of Significant Accounting Policies:

         This summary of significant accounting policies of CASDIM INTERNATIONAL SYSTEMS, INC., (the "Company") and its subsidiaries, CASDIM INTERACTIVE SYSTEMS USA, INC. and CASDIM INTERACTIVE SYSTEMS, LTD., (ISRAEL) ("CISL"), is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.

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

         b. Foreign operations - CISL maintains its accounts in nominal New Israeli Shekels ("NIS"). Certain of the dollar amounts in the financial statements may represent the dollar equivalent of other currencies, including the New Israeli Shekel, which may not be exchangeable for dollars.

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

4.       Product Development Costs

         The Company has incurred product development costs of $397,650. The Company accounts for these costs as capital expenditures and will charge these costs to operating income when the products reach the market for resale.

5.       Accrued Severance Pay

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

6.       Capital Stock

         On May 3, 1996, the Company completed a private placement of its securities in which 4,000,000 shares of common stock were issued for $3,000,000, before expenses of $313,210.

7.       Stock Warrants and Stock Options

         Stock Compensation Plan

         Under the Company's 1996 Stock Option Plan (the "Plan"), the Company may grant options for up to 500,000 shares of its common stock to its employees, directors and consultants.
         No options have been granted to date.

         Under the Plan, the exercise price of incentive stock options ("IBOS") may not be less than 100% (or 110%, if at the time of grant the optionee owns more than 10% of the voting stock of the Company) of the fair market value of the shares of common stock at the date of grant. The purchase price of each share subject to an option, or any portion thereof, which is not designated as an IS may not be less than 75% of the fair market of such shares on the date of grant. The term of each option under the Plan may be for a period of up to ten years (five years if the recipient is a 10% or more shareholder).

         Under a public relations retainer agreement (the "Agreement") with Sunrise Financial Group, Inc. ("Sunrise"), the Company agreed to issue Sunrise options to purchase up to 700,000 shares of its common stock as consideration for its public relations services. Of such options, 460,000 options vested as of April 24, 1996 and options to purchase 10,000 shares of common stock vest monthly for a 24-month period, subject to the continued provision of services by Sunrise. Options to purchase 510,000 shares of common stock had vested as of September 30, 1996. Under the Agreement, the purchase price of each share subject to an option is $1.00. The term of these options will expire in April 2001. The Company has accounted for the fair value of the grant of options to Sunrise in accordance with FAST Statement 123. The compensation cost that has been charged against income for the options granted to Sunrise was $164,063.

         Under a consulting agreement with WED Corporation, N.V. ("WED"), the Company agreed to issue WED options to purchase up to 100,000 shares of common stock at $2.25 per share as partial consideration for its consulting services. Such options vest monthly over a two-year period and will expire in June 2001.

         Warrants

         The Company issued warrants exercisable into 1,150,000 shares of common stock in connection with its May 1996 private placement. The warrants, which are exercisable at $1.00 per share, have been included in the computation of fully diluted earnings per share.

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


Results of Operations

 Quarter Ended September 30, 1996 Compared with Quarter Ended September 30, 1995

         Product sales decreased to $122,832 during the third quarter of 1996 from $1,603,623 during the comparable period in 1995. The decrease in sales was principally attributable to the Company's decision to (i) concentrate its resources on entering the North American market, (ii) emphasize the leasing of kiosks rather than their sale and (iii) the determination of one of the Company's major customers to postpone deliveries of kiosks until its financial condition improves. In the third quarter, the Company also began to invest in the integration of interactive TV and intranet TV technologies for use in the lodging industry. The Company is currently negotiating with major hotels to install this technology in their hotel rooms. No assurance can be given that the Company will be successful in this regard.

         The Company is also currently seeking locations for its kiosks in major shopping malls, bus stations, airports and tourist venues in Israel. The Company has identified locations for its kiosks at certain of these venues and is negotiating agreements with respect to the placement of its kiosks at such sites. The Company is still awaiting final approval for the placement of kiosks at Ben Gurion Airport and the new Tel Aviv central bus station, which bus station includes a 1,400 store shopping mall. In North America, the Company is focusing its marketing efforts on the placement of its kiosks in lodging and banking venues. Management believes that these marketing channels will in the future provide the Company with a continuing stream of income and improved results. As a result of its change in marketing focus, the Company expects that its revenues for the remainder of 1996 will be lower than in the comparable period in 1995.

         Cost of sales decreased to $26,679 in the 1996 period from $37,425 in the 1995 third quarter principally as a result of the Company's lower level of sales. As a result, the Company's gross profit in the third quarter of 1996 was $96,153 as compared to $1,566,198 in the 1995 third quarter. The Company expects its gross margin to vary in the future depending on the level and nature of its revenues and changes in product and customer mix.

         Selling, general and administrative expenses increased to $188,277 in the 1996 third quarter from $111,388 in the 1995 third quarter, due primarily to the Company's establishment of executive offices in New York City, increased compensation, legal and accounting costs, and increased marketing costs associated with the Company's efforts to penetrate the North American market. The Company believes that selling, general and administrative expenses will continue to increase in 1996 and 1997 as a result of the planned increase in marketing and sales efforts for the Company's products and increased general and administrative expenses.

         For the quarter ended September 30, 1996, the Company had an operating loss of $92,124 as compared to operating income of $1,454,810 for the comparable period in 1995. The operating loss in the 1996 period was due primarily to the increase in the Company's selling, general and administrative expenses and the decline in sales.

         During the quarter ended September 30, 1996, the Company had other income net of $4,407 as compared to other expenses of $50,581 in the 1995 period. In the 1996 period, the Company was able to offset foreign currency translation losses and interest expenses with interest income from the investment of proceeds of its May 1996 private placement. The Company expects its interest expense to continue to decline in 1996 as a result of the income generated from the investment of the proceeds of the May private placement. If the Company's operations increase significantly in 1997, it will be required to seek additional financing which could result in increased interest expense.

         As a result of the foregoing, the Company had a loss before taxes of $87,717 in the third quarter of 1996 as compared to an income before taxes of $1,404,229 in the comparable 1995 period. In the 1995 period, the Company's income tax expense was $521,143. As a result, the Company incurred a net loss of $87,717 or $.064 per share for the quarter ending September 30, 1996 as compared to net income of $883,086 or $.779 per share for the comparable period in 1995.

Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995

         Product sales decreased to $384,866 during the nine months ended September 30, 1996 from $1,952,327 during the comparable period in 1995. The decrease in sales was principally attributable to the Company's decision to (i) concentrate its resources on entering the North American market, (ii) emphasize the leasing of kiosks rather than their sale and (iii) the determination of one of the Company's major customers to postpone deliveries of kiosks until its financial condition improves.

         Cost of sales decreased to $82,707 in the 1996 period from $204,090 in the 1995 nine-month period, principally as a result of the Company's lower level of sales. As a result, the Company's gross profit for the nine-month period ended September 30, 1996 was $302,159 compared to $1,748,327 in the 1995 period.

         Selling, general and administrative expenses increased to $779,720 in the 1996 nine-month period from $328,197 in the 1995 comparable period, due primarily to the Company's establishment of executive offices in New York City, increased compensation, legal and accounting costs, increased marketing costs associated with the Company's efforts to penetrate the North American market and a charge in the second quarter of 1996 of approximately $164,000 arising from the issuance of stock options to the Company's public relations firm.

         For the nine-month period ended September 30, 1996, the Company had an operating loss of $477,561 as compared to operating income of $1,420,040 for the comparable period in 1995. The Company's operating loss in the 1996 period was due primarily to the increase in the Company's selling, general and administrative expenses and the decline in sales.

         During the nine months ended September 30, 1996, the Company had other expenses of $53,441 as compared to other expenses of $102,943 in the 1995 period. In the 1996 period, the Company was able to offset part of its foreign currency translation losses and interest expenses with interest income from the investment of proceeds of its May 1996 private placement.

         As a result of the foregoing, the Company had a loss before taxes of $531,002 for the nine months ended September 30, 1996 as compared to income before taxes of $1,317,097 in the comparable 1995 period. In the 1995 period, the Company's income tax expense was $495,132. As a result, the Company's net loss was $531,0025 or $.0445 per share for the nine months ended September 30, 1996 as compared to net income of $821,965 or $.729 per share for the comparable period in 1995.

Liquidity and Capital Resources

         At September 30, 1996, the Company had $1,801,513 in cash and $2,068,810 in working capital as compared to $26 in cash and $179,432 in working capital at December 31, 1995. The Company's financial position improved in the 1996 period, principally as a result of its May 1996 private placement of securities which resulted in approximately $2,690,000 of net proceeds.

         One of the factors that will affect the Company's working capital in the future is the payment cycle on its sales. At present, a $233,992 receivable from the Company's principal customer, Kupat Holim, an Israeli health maintenance organization, is over 120 days old. The Company is currently negotiating with Kupat Holim to recover the account receivable by year-end.

         Based on recent discussions with its bank in Israel, the Company expects that approximately $950,000 of its Israeli subsidiary's short-term debt will be converted into long-term debt before year-end.

         Management believes that the Company's cash requirements for at least the next twelve months will be met from existing cash, and if needed, short-term borrowing. The Company's cash requirements may change if it is successful in obtaining new business in North America. No assurance can be given that in such circumstances sufficient financing will be available to the Company or that it will be available at advantageous terms.

                           PART II - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Shareholders

              The Company held its Annual Meeting of Shareholders on October 16, 1996. At the meeting, the Company's shareholders voted for:

         1. The election of the following directors to hold office for a term until their successors are duly elected and qualified at the Company's 1997 Annual Meeting of Shareholders.

                                                    For               Withhold
                                                    ---               --------
              Yehuda Shimshon                    10,173,564             --
              Israel Shimshon                    10,173,564             --
              Doron Leave                        10,173,564             --
              Ilan Mintz                         10,173,564             --
              David Tamir                        10,173,564             --


         2. Approval of a plan of merger under which the Company would be merged into a wholly-owned subsidiary of the Company incorporated in the State of Delaware.

                     For                           Against           Abstain
                     ---                           -------           -------
                  9,757,138                         1,000              --

         3.   Approval of the Company's 1996 Stock Option Plan.

                     For                           Against           Abstain
                     ---                           -------           -------
                 10,167,939                         5,625              --

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

(a)  Exhibits

       * 3.1   Certificate of Incorporation as amended through December 6, 1995.

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

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

                  A Report on Form 8-K was filed on October 8, 1996.

-----------------
* Incorporated by reference to the Company's Report on Form 10-KSB for the year ended December 31, 1995.

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

                            CASDIM INTERNATIONAL SYSTEMS, INC.


                                    /s/Yehuda Shimshon
                                    --------------------------
                                    Yehuda Shimshon
                                    Chairman of the Board, President & CEO




Date: November 18, 1996