Form 10KSB
period 1996-12-31
CASDIM INTERNATIONAL SYSTEMS INC
filed 1997-04-02
CIK 847470

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                        Commission File Number: 00-21219

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 (Name of small business issuer in its charter)

                 Colorado                                   83-0288100
        (State or other jurisdiction                    (I.R.S. Employer
        of incorporation or organization)                Identification No.)

               90 Park Avenue
           New York, New York 10016                          10016
     (Address of principal executive offices)             (Zip Code)

Issuer's telephone number: (212) 984-1090
Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
             None                                      None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes [X] No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $508,713.

The aggregate market value of voting stock held by non-affiliates computed using the average of the bid and asked prices reported by the Nasdaq Bulletin Board, on March 26, 1997 was $12,043,815.

As of March 26, 1997, the Registrant had 14,134,001 shares of Common Stock, par value $0.00001, outstanding.

Transitional Small Business Disclosure Format     Yes [ ]  No [X].

                                     PART I

Item 1. Description of Business

General

     Casdim International Systems, Inc. and its subsidiaries (collectively referred to herein as the "Company") is a multimedia and communications company engaged in the development, marketing, sale and leasing of interactive, informational and transactional kiosks. The Company is engaged in the development of interactive televisions, which will be used to provide interactive programs to link vendors and customers and to supply information and transactions on demand. Another area of the Company's business is the development of servers and communications applications for both satellite-based networks and wide area networks ("WAN"), that will enable vendors to deliver information services and effect transactions from their place of business.

Recent Developments

     In 1996 the Company devoted substantial managerial time and capital resources to its efforts to enter the North American market. The Company determined that the best use for its technology in the North American market was in the context of the lodging industry and in the transmission of electronic data via satellite.

     The Company and Dick Clark International Cable Ventures Ltd. ("Dick Clark Ventures") have agreed to enter into a joint venture to exploit certain satellite transmission licenses held by an affiliate of Dick Clark Ventures in Mexico. These licenses, granted by the Secretaria de Communicaciones y Transports ("SCT") of Mexico, allow for the installation or utilization of shared teleports, for the bi-directional transmission of voice, video and data within the footprint of the Mexican Government's two Solidaridad satellites.

     The Company and Dick Clark Ventures have agreed to establish a joint venture corporation, to be known as Technology Transfer Corporation, to design, install and operate an advanced communications platform utilizing the satellite backbone. The Company has agreed to contribute $500,000 to the joint venture. When activated, the satellite network is intended to provide a variety of electronic services, currently unavailable on a wide scale in Mexico. Initially, the joint venture intends to provide electronic transactional services under the trade name DataMex (TM) which service will include transactional banking via an interconnected ATM network, point of purchase ("POP") transactions and international funds transfers. No assurance can be given that this joint venture will be successful in developing the network or that it will be able to raise sufficient capital for the initiation of its proposed business.

     On March 26, 1997, the Company and Ramada Franchise Systems, Inc. ("RFS"), a wholly owned subsidiary of HFS Incorporated, announced their agreement to enter into "alpha" and "beta" testing of Casdim's integrated Information on Demand System (the "IOD System").

     The IOD System incorporates interactive TV, Internet, video-on-demand, E-Mail, and a club member facility. The IOD System is designed to utilize a WAN to link video and data servers via satellites and/or cable TV systems. Hotel guests will access their TV through the RFS/Casdim default channel. Access to various services including, E-mail, stock quotes, sports scores, video-on-demand, airline and car rental reservations and residential real estate listings will be provided to the hotel guest by the IOD System. Under the proposed arrangement, Casdim will derive revenues from advertising, vendor commissions and user fees. RFS currently has over 120,000 lodging rooms in its franchise network. The Company and RFS have agreed to enter into an agreement for full system implementation of the IOD System, pursuant to which RFS will exclusively recommend the IOD System to all of its franchises, upon the successful completion of the alpha and beta testing at various Ramada Inn locations. The testing of the IOD System is scheduled to be completed in March 1998. No assurance can be given that such testing will prove successful, or that the Company will be able to raise sufficient funds to install its IOD System within the Ramada Inn franchise system.

Products

     Historically, the Company's main products and services consisted of:

          o the sale and lease of multimedia kiosks;
          o the development and sale of databases, kiosk and kiosk home pages, servers, and communications applications; and

     Multimedia Kiosks. The Company's kiosks offer a form of interactive computerization which allows for easy consumer access to products, services, and information. Consumers are able to access promotional and educational information as well as purchase goods and services. Each kiosk consists of a free-standing, electronic, informational and transactional booth combining a number of computer peripheral technologies which collect and dispense information and services. The kiosks are designed to be flexible and user-friendly in order to meet the diverse needs of users, and are usually placed in a highly visible and active location to provide services and information to a wide audience. The kiosks include up-to-date technology in PC hardware, multimedia, LAN, WAN, satellite communication and applications generators and are comprised of a processor, disk drives, keyboard, video display, touch screen, magnetic card reader, a scanner, and printer. Depending on the application, kiosks may or may not be connected to one or more host systems.

     The manufacture and assembly of kiosks entail five distinct steps:

          o Manufacturing of the Kiosk Enclosure. The manufacturing process takes approximately one to two months, depending on whether the order consists of an existing model or a new design. Although choice of a suitable enclosure design is usually chosen from one of the Company's existing standard models, new designs may be manufactured at the customer's request. The creation of a new enclosure model takes approximately two to three months during which a prototype is built and tested and an operating plan is developed. The enclosures are designed by Zog Ltd., an Israel-based industrial design company, which also oversees the manufacturing process.

          o Purchase of Hardware Components. Most of the hardware used in the kiosks' operating systems is standard and not customized, which provides the Company with flexibility when a change of manufacturer is needed or technical modifications are required. The hardware components include computers and expansion cards, a touchscreen, magnetic card reader, a printer and communications equipment. Generally, the Company selects a hardware supplier after comparing the equipment of three or more suppliers for quality, reliability and durability, as well as adaptability to the other components in the system, and the supplier's quality of service, manufacturer's warranty and selling price.

          o Integration and Adaptation of Software, Database and Graphics. This process includes a system design stage, design of the user-interface and connection of the application components into one complete system. Such components can include a logging component to register activities made at the kiosk stand, and a component for display of advertising during idle time.

          o Testing. The retrieval and content of the of information provided by the individual system is tested before shipping. Great importance is placed on building mechanisms that will enable easy updates of content items and automatic distribution of such information to the kiosks.

          o Connection of Kiosk Units. This process entails the preparation of the required infrastructure for connecting a kiosk to the Company's central control room. Such connections may be implemented through the use of standard telephone lines, ISDN lines, local Ethernet network, frame relay lines, point to point lines, or satellite network. The choice of communication line depends on the number of sites to be connected, the number of kiosks on the site, the quantity of information to be relayed, and the frequency of transactions, and the type of project (i.e. credit card company, medical data bank, etc.). Gilat - Satellite Communications provides VSATs and hubs for the kiosks' satellite wide area network.

     The sales price of a kiosk in Israel, including both equipment and technology, ranges from $10,000 to $25,000. As of December 31, 1996, the Company has sold or installed approximately 80 kiosks.

     The Company has targeted a base selling price of approximately $15,000 per unit in the U.S. as a consequence of the increased level of competition in the U.S. market. In the U.S., prices may range from $13,000 to $150,000 for a highly sophisticated kiosk.

     In 1996, the Company attempted to emphasize the leasing of kiosks to shopping malls where they would be placed in strategic locations offering a diverse network of information and transaction capabilities. In great measure, the Company was unsuccessful with this marketing approach because it was unable to obtain long-term exclusive agreements from the shopping malls. Recently, the Company began to negotiate with several malls in an attempt to obtain long-term agreements. No assurance can be given that these negotiations will be successful. The Company has determined that it will in the future concentrate on the sale of kiosks and obtaining fees from advertising and coupon distribution from kiosks installed by the Company in high traffic, public areas.

     The Company provides technical support to its customers, at approximately 15% of the total value of the system provided. The Company's information and control center is located at it's head office in Petah Tikva, from which it monitors all kiosks on the network in real time, allowing for tracking of usage, up and down time, information received, access time and a multitude of other functions. This network has been designed to provide flexibility, and the Company believes it provides an advantage over it's competitors' non-networked kiosks.

     Development and Sale of Databases, Kiosk and Internet Home Pages, Servers, and Communications Applications. The charge for developing a customer's interactive program ranges from $20,000 to $200,000. Depending on the project, the Company's experienced staff is able to respond to every customer's needs concerning data structure by developing, building, maintaining, and connecting customized databases to the Company's kiosk network.

Sales, Marketing and Distribution

     In 1996, the Company expended substantial efforts on its strategy of entering the North American market and achieved preliminary success by entering into relationships with RFS for its IOD System and with Dick Clark Ventures for the transmission of electronic services via satellite. The Company intends to devote a substantial portion of its resources to the development and implementation of the technologies for these projects. No assurance can be given that these projects will be successful or that the Company will be able to raise sufficient funding for such projects.

     With respect to its historical kiosk business, the Company has developed a multi-dimensional approach to the information services market by targeting the underutilized "leisure time" market. The "leisure time" market refers to time spent between the home and the office, where the customer is more predisposed to shop or require access to services. The Company has approached the market from two different avenues. First, targeting markets which are currently underutilized and have not yet been identified as market niches. Secondly, the Company attempts to turn kiosks located in high traffic public areas into profit centers. The markets which the Company targets need not be related, different information channels can co-exist on a single kiosk, and the consumer can then choose which channel to use.

Research and Development

     The Company directs its R&D efforts into the integration between various products in the areas of multimedia platforms, and the development of software, video and audio products, and animation software, network technologies (LAN, WAN), and products involved in the areas of fiber distributed data interface
(FDDI) and asynchronous transfer mode (ATM). This approach results in relatively low cost R&D and allows the Company to integrate a wide range of multimedia applications.

     Simultaneously with the development of kiosks for ongoing projects, the Company is in the process of developing sub-systems for general use in various other applications, including:

          o HMTL Kiosk: This type of kiosk is suitable for use when vast amounts of information must be displayed simultaneously, or when the use of Hypertext Markup Language is required.

          o Mall Kiosk: This type of information kiosk enables shoppers to find a certain store within a mall either alphabetically or by category. The system also provides printed directions to store locations.

          o Bit Technology: The transfer of existing operating systems to 32 bit technology.

          o Updated Central Control System: For controlling the status of the kiosks and their informational content, receiving reports from the kiosks, managing service calls and distribution of updates for software and day-to-day contents.

          o Video Conference and Cartographic Information Display System: This will provide consumers with the ability to engage in video conferencing.

          o Continuous Advertising: This component will display advertisements on a separate screen will be used solely for this purpose. This system will include a mechanism for determining the frequency and availability of advertisements according to the amount for transmission time sold.

     No assurance can be given that the Company will be able to successfully complete the development of its IOD System or the technology for its proposed venture with Dick Clark Ventures.

Competition

     The electronic information distribution market is rapidly evolving and is competitive. The Company believe that most of its competitors have greater financial resources and name recognition than the Company. In addition, some of these competitors, including LodgeNet Entertainment Corp. and Spectravision, currently offer information products which include some of the services to be included in the Company's IOD System. Accordingly, these competitors may have an advantage in competing with the Company since its system is not operational as yet. In addition, the Company expects to face competition from new entrants into its markets. Such competition could materially adversely effect the Company's, business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors.

     The Israeli kiosk market is a relatively small one in which the Company believes it is a leading competitor. The Company's main competitors in Israel are Golden Screens and Interactive Information Ltd. Golden Screens has been in operation for approximately six years specializing primarily in the public and government sectors and does not service private organizations. Its kiosks offer fewer features and less updated technological and multimedia design than the Company's product. Golden Screen's kiosks do not operate in "real time," and lag behind the Company's kiosks in multimedia, computer technology and applications. Interactive Information Ltd. has been in operation for approximately two years and, to date, services only the hotel industry.

     A number of companies are active in the field of information kiosks in North America Management believes that Factura Composites, Inc., is the market leader in kiosk manufacturing in the United States. Other companies active in the field include: Quick ATM, 1-Media, Aimtech, EDR Systems, Virtual Shopping Inc., Rikon Corporation, and HSI. All of these companies have greater financial resources than the Company. There are also a large number of companies in the field of touch screens, peripherals and applications software. The Company believes that it's high standard of product and innovative approach to the market will allow the Company to compete favorably in the U.S. and Israeli markets.

Government Regulation

     The Company believes that it is not currently subject to any federal regulations with respect to the sale of kiosks in the United States; however, the placement of kiosks may be subject to local zoning and other regulations. The Company's proposed joint venture with Dick Clark Ventures will be subject to regulation by the SCT of the Government of Mexico and may be subject to federal regulations with respect to the transmission of data by satellite into the United States.

Trademarks and Patents

     In January 1995, the Company acquired a pending patent (No. 108935) for its medical kiosks from CSS Ltd., an affiliated company owned by Mr. Yehuda Shimshon, for $500,000. This patent is pending both in Israel and the United States. The Company does not have any registered trademarks.

Conditions in Israel

     The Company's principal research and development facilities are located in Israel, and its operations are therefore directly affected by political, military and economic conditions in that country and in the Middle East. Accordingly, the Company's operations could be adversely affected if major hostilities should occur in the Middle East involving Israel or if trade between Israel and its present trading partners were interrupted or curtailed. All male permanent residents of Israel between the ages of 18 and 54 are, unless exempt, obligated to perform reserve duty in the Israeli Defense Forces, presently consisting of approximately 30 to 60 days' service annually. Additionally, all such residents are subject to being called to active duty at any time upon the out break of hostilities. Many of the Company's officers and employees are currently obligated to perform annual reserve duty. While the Company has operated effectively under these requirements since its organization, no assessment can be made as to the full impact of such requirements on the Company's business or work force and no prediction can be made as to the effect on the Company of any expansion of such obligations.

Employees

     At December 31, 1996, the Company and its subsidiaries employed 31 persons, 13 in research and development and technical support, 8 in marketing and sales, and 10 in operations and administration.


Item 2.  Description of Property

     The Company's executive offices are currently located at 90 Park Avenue, New York, New York. The Company is scheduled to move its executive offices into approximately 3,700 square feet of office space at 150 East 58th Street, New York, New York in mid-April 1997. The lease for such facilities has a term of five years and two months, with an annual rental of approximately $134,000.

     The Company's research and development facility is located in the industrial zone of Petah Tikva, Israel. The premises, which consist of approximately 7,600 square feet and five parking bays, are shared with CSS Ltd. The Company utilizes approximately 3,000 square feet to house its administrative, marketing and technical departments. The lease provides for monthly rentals of $6,840 per month of which half of such amount is linked to changes in the Israeli Consumer Price

Index ("CPI"). The Company pays its pro-rata share of the lease costs for the premises. The lease expires on December 31, 1997 and may be renewed for five additional years.

Item 3.   Legal Proceedings.

     The Company has been advised that the Securities and Exchange Commission has entered a formal order of private investigation in connection with the offer, purchase or sale of securities of the Company. The Company has not been advised by the Staff of the Commission of the status of the investigation. There can be no assurance that the Commission will not initiate a proceeding against the Company and/or certain of its former or present affiliates in connection with its investigation, which proceeding could adversely affect the Company.

     The Company is not a party to any material litigation.


Item 4.  Submission of Matters to a Vote of Security Holders.

     During the quarter ended December 31, 1996, the Company held it Annual Meeting of Stockholders. At the meeting held on October 16, 1996, the Company's stockholders voted:

     1. For the election of the following directors to hold office for a term until their successors are duly elected and qualified at the Company's next Annual Meeting of Stockholders:


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

     2. For the approval of a plan of merger under which the Company would be merged into a wholly-owned subsidiary of the Company incorporated in the State of Delaware:


               For              Against          Abstain
               ---              -------          -------
             9,757,138           1,000             -0-


     It is expected that the merger will be effected during the Spring of 1997.

     3. For the approval of the Company's 1996 Stock Option Plan:


               For              Against          Abstain
               ---              -------          -------
            10,167,939           5,625             -0-


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     After completion of its public offering on September 27, 1989, a public trading market did not develop for the Company's common stock, $0.0001 par value (the "Common Stock"). Until recently only a limited number of market makers sporadically offered to purchase and sell shares of the Company's Common Stock. Accordingly, during significant portions of the listed periods, reliable quotations for the Common Stock were not available.



          1995
          ----
          First Quarter.................. No Bid          No Bid
          Second Quarter................. No Bid          No Bid
          Third Quarter.................. No Bid          No Bid
          Fourth Quarter................. No Bid          No Bid

          1996
          ----
          First Quarter.................. $1 1/8          $  7/32
          Second Quarter.................  5 3/4             1/2
          Third Quarter .................  5 1/4           2 3/4
          Fourth Quarter.................  5 1/2           4 1/16

     The Nasdaq Bulletin Board symbol for the Company's Common Stock is CDMI. As of December 31, 1996, there were approximately 39 holders of record and 300 beneficial owners of the Company's Common Stock.

     The Company has not paid and has no present intention of paying cash dividends on its Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

Background

     The Company is a Colorado holding company, incorporated on January 5, 1988 under the name of S.W. Financial Corporation for the purpose of acquiring an interest in one or more business opportunities in the field of multimedia, information and communication technology. In keeping with the stated corporate purpose, the then management of the Company evaluated several business opportunities and, during the fiscal year ended December 31, 1995, finalized the Company's first corporate acquisition. The acquisition was effected by means of an agreement for the exchange of stock and plan of reorganization dated November 21, 1995, (the "Exchange Agreement"), by and among the Company, Casdim Interactive Systems USA, Inc. ("Casdim USA"), a Nevada corporation, and Mr. Yehuda Shimshon. Mr. Shimshon acted on behalf of himself and Cedarwood Trading & Investment Ltd. ("Cedarwood"), the then sole shareholders of Casdim USA. Pursuant to the terms of the Exchange Agreement, the Company acquired all the issued and outstanding shares of Casdim USA in exchange for 425,000,000 shares of the Company. The Exchange Agreement, which became effective on December 11, 1995, was approved at a special meeting of the shareholders of the Company held on October 24, 1995 at which the shareholders also approved: (i) renaming the Company Casdim International Systems, Inc.; (ii) the 50:1 stock split of 76,700,000 shares, the then outstanding number of shares of the Company, into 1,534,000 shares; and (iii) the appointment of Mr. Shimshon as President and Chairman of the Board.


Results of Operations

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.

     Sales decreased to $508,713 during the year ended December 31, 1996 from $2,011,110 in 1995. The decrease in sales was principally attributable to the Company's decision to (i) concentrate its resources on entering the North American market, (ii) its failed efforts to lease kiosks, and (iii) the determination of one of the Company's major customers to postpone deliveries of kiosks until its financial condition improves.

     Cost of sales decreased to $379,806 in 1996 from $468,353 in 1995, principally as a result of the Company's lower level of sales. As a result, the Company's gross profit for 1996 was $128,907 compared to $1,542,757 in 1995. The Company expects its gross margins to vary in the future depending on the nature and volume of its revenues.

     Selling, general and administrative expenses increased to $1,244,144 in 1996 from $237,016 in 1995, due primarily to the increased marketing costs associated with the Company's efforts to penetrate the North American market, costs associated with the establishment of executive offices in New York City, increased compensation, legal and accounting costs, and a charge in the second quarter of 1996 of approximately $164,000 arising from the issuance of stock options to the Company's former public relations firm. The Company anticipates that selling, general and administrative expenses will continue to increase in 1997 a result of the planned increases in expenses relating to its IOD System and the joint venture with Dick Clark Ventures.

     In  1996  the  Company  capitalized   approximately   $943,000  of  product
development costs, principally relating to the IOD System. .

     During 1996, the Company had other expenses of $104,397 as compared to other expenses of $174,617 in 1995. In 1995, the Company had a $93,142 loss from its investment activity, resulting from unsuccessful investments made in 1995 prior to the acquisition of Casdim USA. In 1996, the Company was able to offset part of the increased foreign currency translation losses and interest expenses with interest and dividend income from the investment of the proceeds of its May 1996 private placement. The Company expects interest expenses to increase in 1997.

     For the year ended December 31, 1996, the Company had a loss from operations of $1,219,634 as compared to income from operations of $1,131,124 for 1995. The Company's operating loss in 1996 was due primarily to the increase in the Company's selling, general and administrative expenses and the decline in sales.

     In 1995, the Company's income tax expense was $ 440,309.

     As a result of the foregoing, the Company's net loss was $1,219,634 or $.09 per share for 1996 as compared to net income of $690,815 or $.36 per share for 1995.

     Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Product sales increased to $2,011,110 in 1995 from $188,351 in 1994, when the Company's Israeli subsidiary, Casdim Israel began its operations. The increase in sales was principally attributable to the initiation of deliveries of the Company's kiosks.

     Cost of sales increased to $468,353 in 1995 from $51,739 in 1994 as a result of the Company's increased level of operations. As a result, the Company's gross profit margin was 76.8% in 1995.

     Selling, general and administrative expenses, increased 18% in 1995 to $237,016, reflecting the Company's increased scope of operations.

     In 1995 the Company had interest expenses of $75,272 as compared to $54,361 in 1994 as a result of Casdim Israel's increased level of borrowing.

     As a result of the foregoing, the Company had income before taxes of $1,131,124 in 1995 as compared to a loss of $116,946 in 1994. The Company had an income tax expense of $440,309 in 1995 as a result of its earnings. Casdim Israel's profits were taxed at the regular Israel corporation tax rate of 37% in 1995.

     In 1995, the Company had net income of $690,815 or $.36 per share as compared to a loss of $82,612 or $.07 per share in 1994.

Liquidity and Capital Resources

     At December 31, 1996, the Company had $915,527 in cash and $898,151 in working capital as compared to $26 in cash and $179,432 in working capital at December 31, 1995. The Company's financial position improved in the 1996 period, principally as a result of its May 1996 private placement of securities which resulted in approximately $2,786,765 of net proceeds, including $100,000 from the exercise of warrants. In January 1997, the Company's working capital position improved when it received an additional $400,000 in connection with the exercise of warrants. In addition, the Company's financial position benefitted from the conversion of approximately $1,000,000 of its Israeli subsidiary's short-term debt into long-term debt in March 1997.

     Among the factors that will affect the Company's working capital in the future will be (i) the amount and timing of the expenditures required to complete the development, installation and testing of the IOD System, and (ii) the timing of a $500,000 capital contribution which the Company has agreed to make to the joint venture with Dick Clark Ventures. Another factor which will effect working capital is the collectability of a receivable of approximately $300,000 from Kupat Holim Leumit, an Israeli health maintenance organization, which is over 360 days old. The Company is currently negotiating with Kupat Holim Leumit to recover the account receivable.

     Management believes that the Company will require additional financing of $2 million to $3 million in 1997, mainly to fund the installation and testing of the IOD System at various Ramada Inn sites. No assurance can be given that sufficient financing on either an equity or debt basis will be available to the Company or that it will be available at advantageous terms.

Item 7. Financial Statements

                          Index to Financial Statements



Independent Auditors' Report.................................F-1

Financial Statements:

      Consolidated Balance Sheets ...........................F-2

      Consolidated Statements of Income......................F-4

      Consolidated Statements of Stockholders Equity.........F-5

      Consolidated Statements of Cash Flows..................F-6

      Notes to Financial Statements..........................F-8

                   =========================================
                   HOCKER, LOVELETT, HARGENS, & YENNIE, P.C.
                   =========================================
                          Certified Public Accountants



                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors
CASDIM INTERNATIONAL SYSTEMS, INC.


We have audited the accompanying consolidated balance sheets of CASDIM INTERNATIONAL SYSTEMS, INC. (a Colorado corporation) and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CASDIM INTERNATIONAL SYSTEMS, INC. and its subsidiaries as of December 31, 1996 and 1995 and the results of their operations, stockholders' equity and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                              /s/ Hocker, Lovelett, Hargens & Yennie, P.C.


March 21, 1997
Riverton, Wyoming

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995



                                                1996                     1995
     ASSETS                                     ----                     ----
CURRENT ASSETS
     Cash and cash equivalents              $  915,527               $       26
     Accounts receivable
        Trade                                  438,807                  155,783
        Other - Note 2                       1,236,667                1,202,505
     Investments                               173,596                       --
                                               -------                   ------

         Total                               2,764,597                1,358,314


PROPERTY AND EQUIPMENT - NOTE 3
     Property and equipment                    225,361                  111,727
     Less accumulated depreciation             (36,435)                 (20,919)
         Net                                   188,926                   90,808

OTHER ASSETS
     Patent, net - Note 4                      400,000                  467,659
     Start-up and organization
        costs, - net - Note 4                   48,304                       --
     Deposits                                   10,200                       --
     Product development costs - Note 6        943,164                       --
                                               -------                  -------
                                             1,401,668                  467,659

               TOTAL                        $4,355,191               $1,916,781
                                            ==========               ==========








           See accompanying notes to consolidated financial statements

                        CASDIM INTERNATIONAL SYSTEMS, INC
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995



                                                       1996                1995
     LIABILITIES AND STOCKHOLDERS' EQUITY              ----                ----
CURRENT LIABILITIES
     Accounts payable
         Trade                                   $   52,675          $   38,763
         Other - Note 5                             469,355             465,417
     Current maturities of debt - Note 10         1,344,416             674,702
                                       --         ---------             -------
         Total                                    1,866,446           1,178,882

LONG-TERM DEBT
     Accrued severance pay, net - Note 7             25,474              12,986
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY             --              72,372
                                                     ------              ------

               TOTAL                              1,891,920           1,264,240

STOCKHOLDER'S EQUITY
         Common  stock, $.00001 par value,
          500,000,000 shares authorized
            13,634,000 shares issued and
            outstanding, 285,000 shares
            held in treasury stock                      985                 945
     Additional paid in capital                   3,145,268             194,480
     Less treasury stock (cost)                      (1,425)             (1,425)
     Retained earnings (deficit)                   (681,557)            458,541
                                                   --------             -------
         Total                                    2,463,271             652,541
                                                  ---------             -------

               TOTAL                             $4,355,191           $1,916,781
                                                 ==========           ==========










          See accompanying notes to consolidated financial statements

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                      1996               1995
                                                      ----               ----
SALES                                             $  508,713         $2,011,110
COST OF SALES                                        379,806            468,353
                                                     -------            -------
GROSS PROFIT                                         128,907          1,542,757
SALES, ADMINISTRATIVE AND GENERAL EXPENSES         1,244,144            237,016
                                                   ---------            -------
INCOME (LOSS) FROM OPERATIONS                     (1,115,237)         1,305,741
OTHER INCOME (EXPENSES)
         Interest income                              21,309                 --
         Dividend income                              35,673                 --
         Interest expense                           (109,519)           (75,272)
         Investment activity loss                         --             93,142
         Gain (loss) foreign translation             (51,860)            (6,203)
                                                     -------             ------
                   Total                            (104,397)          (174,617)
                                                    --------           --------
INCOME (LOSS) FROM OPERATIONS BEFORE TAXES        (1,219,634)         1,131,124
INCOME TAX (EXPENSE) BENEFIT                              --           (440,309)
                                                      ------           --------
NET INCOME (LOSS)                                $(1,219,634)        $  690,815
                                                 ===========         ==========
NET EARNINGS (LOSS) PER SHARE ON A FULLY
  DILUTED BASIS                                  $      (.09)        $      .36
                                                 ===========         ==========
NET EARNINGS (LOSS) PER SHARE                    $      (.09)        $      .36
                                                 ===========         ==========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                              13,349,000          1,899,000
                                                  ==========          =========







          See accompanying notes to consolidated financial statements

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                            ADDITIONAL
                                                COMMON       PAID IN       TREASURY       RETAINED
                                SHARES          STOCK         STOCK          STOCK        EARNINGS         TOTAL
                                ------          -----         -----          -----        --------          -----
Balance - 12/31/94
as previously reported        1,134,000          $745     $   94,680       $(1,425)     $(152,738)    $   (58,738)
Sale of stock                                     200         99,800            --             --         100,000
50 : 1 reverse stock
split                         8,500,000
Net income                                                                                690,815         690,815
Less minority interest                                                                    (79,596)        (79,536)
                              ---------           ---        -------        ------        -------         -------
Balance - 12/31/95            9,634,000           945        194,480        (1,425)       458,541         652,541
Contribution of
   consolidated
   minority interest                                                                       79,536          79,536
Sale of stock                 4,000,000            40      2,686,725                                    2,686,765
Warrants exercised                                           100,000                                      100,000
Stock options issued                                         164,063                                      164,063
Net income (loss)                                                                      (1,219,634)     (1,219,634)
                             ----------          ----     ----------       -------      ---------      ----------

Balance - 12/31/96           13,634,000          $985     $3,145,268       $(1,425)     $(681,557)    $ 2,463,271
                             ==========          ====     ==========       =======      =========     ===========


          See accompanying notes to consolidated financial statements

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                       1996            1995
                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                        $(1,219,634)      $ 690,815
         Adjustments to reconcile net income
           to net cash provided by operating
           activities:
            depreciation and amortization              86,383          48,802

         Changes in operating assets and
           liabilities:
           (Increase) Decrease In:
           Accounts receivable - trade               (283,024)        929,570
           Accounts receivable - other                (26,998)       (899,680)
         (Decrease) Increase In:
           Accounts payable - trade                    13,912           1,524
           Accounts payable - other                     3,938         414,498
           Deposits                                        --      (1,234,516)
                                                    ---------      ----------
                Net cash (used) by
                  operating activities             (1,425,423)        (48,987)

CASH FLOWS FROM INVESTING ACTIVITIES:

         Purchase of property and equipment          (113,634)        (51,685)
         Purchase of patent                                --        (500,000)
         Purchase of investments                     (173,596)             --
         Payment for start-up costs                   (51,512)             --
         Payment for product development             (943,164)             --
         Payment of security deposit                  (10,200)             --
                                                      -------         -------
                Net cash used in investing
                  activities                       (1,292,106)       (551,685)







          See accompanying notes to consolidated financial statements

                        CASDIM INTERNATIONAL SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




CASH FLOWS FROM FINANCING ACTIVITIES                 1996                1995
                                                     ----                ----
         Proceeds from notes payable                669,714            487,790
         Severance pay                               12,488              3,420
         Proceeds from issuance of stock          2,950,828            100,000
                                                  ---------            -------

                Net cash provided by
                  financing activities            3,633,030            591,210
                                                  ---------            -------

INCREASE (DECREASE) IN CASH                         915,501             (9,462)

CASH

         Beginning of year                               26              9,488
                                                       ----              -----
         End of year                             $  915,527            $    26
                                                 ==========            =======

Interest paid                $109,519
                             ========
Income Taxes Paid                  --
                             ========


















          See accompanying notes to consolidated financial statements

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

     a. Principles of consolidation - In 1995, CASDIM INTERNATIONAL SYSTEMS, INC. issued 8,500,000 shares of stock after a 50:1 reverse stock split to acquire 100% of CASDIM INTERACTIVE SYSTEMS USA, INC., which owns 100% of CASDIM INTERACTIVE SYSTEMS, LTD., (ISRAEL) ("CISL"). The business combination has been accounted for using the pooling method of accounting. The consolidated financial statements include the accounts of the Company and its subsidiaries.

     b. Foreign operations - CASDIM INTERACTIVE SYSTEMS, LTD., (ISRAEL) maintains its accounts in nominal New Israeli Shekels ("NIS"). Certain of the dollar amounts in the financial statements may represent the dollar equivalent of other currencies, including the New Israeli Shekel ("NIS"), which may not be exchangeable for dollars.

          Transactions and balances denominated in dollars are presented at their dollar amounts. Non-dollar transactions and balances are remeasured into dollars in accordance with the principles set forth in the Statement of Financial Accounting Standards ("FAS") No. 52, "Foreign Currency Translation," of the Financial Accounting Standards Board of the United States.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


          Accordingly, items have been remeasured as follows:

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

          Linkage Basis - Balances which are linked to the Israeli Consumer Price Index (the "CPI") are presented on the basis of the index at the balance sheet date, which index is published subsequently. Balances denominated in, or linked to, currencies other than the dollar are presented according to the exchange rates prevailing at the balance sheet date.

          The Israeli CPI increase by 10.6% for the year ending December 31, 1996 and 8.15% in the year ending December 31, 1995.

          The effects of the inflationary erosion of monetary items and interest is included in financial income or expenses, as appropriate.

     c. Fixed Assets - Fixed assets are stated at cost. Depreciation has been calculated by the straight-line method over the estimated useful lives of the assets.

                                                       Years
                                                       -----
               Leasehold improvements                   10
               Motor vehicles                            7
               Office furniture and equipment          5-20
               (mainly computers and peripheral
               equipment)

          Leasehold improvements are depreciated using the straightline method over the period of each lease, not to exceed the estimated useful life of the improvements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

     f. Comparative Statements - The comparative statements for 1995 have been restated as if the individual companies had been combined during the entire periods.

     g. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     h. Recognition of Income - Income deriving from long term contracts are recognized upon percentage completion basis. At December 31, 1996 the Company completed 83% of its $2,074,029 (NIS 6,502,080) contract with Kupat Holim Leumit. Estimated costs and earnings in excess of billings at December 31, 1996 amounted to $259,533 (NIS 843,743).

     i. Deferred income taxes - Deferred income taxes are provided for temporary differences between the assets and liabilities, as measured in the financial statements, and for tax purposes at the tax rate expected to be in force when these differences reverse, in accordance with Statement No. 109 of the Financial Accounting Standards Board ("FASB") (Accounting for Income Taxes). Deferred income taxes are not material to the financial statements.

     j. Net Income per Share - Net income per share is computed on the weighted shares adjusted for the issuance of shares and consolidation.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


3.   Other Receivables and Prepaid Expenses

                                       1996                     1995
                                       ----                     ----
     Prepaid expenses               $  148,323              $   52,103
     Related parties                 1,088,344               1,150,402
                                     ---------               ---------
                                    $1,236,667              $1,202,505
                                    ==========              ==========

4.   Fixed Assets

     Cost                               1996                    1995
                                        ----                    ----
     Leasehold improvement            $ 10,168                $  2,428
     Furniture & equipment             182,719                  89,325
     Motor vehicles                     32,474                  19,974
                                        ------                  ------
                                       225,361                 111,727

     Accumulated depreciation           36,435                  20,919
                                        ------                  ------
              Total                   $188,926                $ 90,808
                                    ==========                ========

5.   Patent

     In January 1995, the Company acquired a pending patent No. 108935 from CASDIM SOFTWARE SYSTEMS, LTD. for the sum of $500,000. The patent is being depreciated using the straight-line method over the period of ten years.

6.   Product Development Costs

     Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been capitalized. Total costs incurred to December 31, 1996 were $943,164.

     Capitalized software costs are amortized by the greater of: (I) ratio of current gross revenues from sales of the software to the total of current and anticipated future gross revenues from sales of that software or (ii) the straight-line method over the remaining estimated useful life of the product (not greater than three years). The Company assesses the recoverability of this intangible asset by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific product.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


7.   Accrued Severance Pay

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

8.   Capital Stock

     On May 3, 1996, the Company completed a private placement of its securities in which 4,000,000 shares of common stock were issued for $3,000,000, before expenses of $313,210.

9.   Other Payable and Accrued Liabilities

                                              1996               1995
                                              ----               ----
     Provision for taxes, net               $     --           $364,520
     Payroll and related amounts              49,751             17,191
     Accrued expenses                         12,662              8,953
     Government authorities                  406,942             74,753
                                             -------             ------
                                            $469,355           $465,417
                                            ========           ========

10.  Current Maturities of Debt


                                                         1996          1995
                                                         ----          ----
     Note  payable  bank,  due  March  31,  1997,
     plus  accrued  interest  at  17.5%
     collateralized by fixed assets,
     securities, notes and negotiable documents       $1,344,416    $180,806

     Bank overdraft, due December 31, 1996,
     plus accrued interest at 20.5%                          --      493,896
                                                      ---------      -------

            TOTAL                                     $1,344,416    $674,702
                                                      ==========    ========

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


11.  Stock Warrants and Stock Options

     Stock Compensation Plan

     Under the Company's 1996 Stock Option Plan (the "Plan"), the Company may grant options for up to 500,000 shares of its common stock to its employees, directors and consultants. No options have been granted to date.

     Under the Plan, the exercise price of incentive stock options ("ISOs")may not be less than 100% (or 110%, if at the time of grant the optionee owns more than 10% of the voting stock of the Company) of the fair market value of the shares of common stock at the date of grant. The purchase price of each share subject to an option, or any portion thereof, which is not designated as an IS, may not be less than 75% of the fair market of such shares on the date of grant. The term of each option under the Plan may be for a period of up to ten years (five years if the recipient is a 10% or more shareholder).

     Under a public relations retainer agreement (the "Agreement") with Sunrise Financial Group Inc. ("Sunrise"), the Company agreed to issue Sunrise options to purchase up to 700,000 shares of its common stock as consideration for its public relations services. Of such options, 460,000 options vested as of April 24, 1996 and options to purchase 10,000 shares of common stock vest monthly for a 24-month period, subject to the continued provision of services by Sunrise. Options to purchase 540,000 shares of common stock had vested as of December 31, 1996. Under the Agreement, the purchase price of each share subject to an option is $1.00. The term of these options will expire on April 2001. The Company has accounted for the fair value of the grant of options to Sunrise in accordance with FASB Statement 123. The compensation cost that has been charged against income for the options granted to Sunrise was $164,063.

     Under a consulting agreement with WEDA Corporation, N.V. ("WEDA"), the Company agreed to issue WEDA options to purchase up to 100,000 shares of common stock at $2.25 per share as partial consideration for its consulting services. Such options vest monthly over a two-year period and will expire in June 2001.

     Warrants

     The Company issued warrants exercisable into 1,150,000 shares of common stock in connection with its May 1996 private placement. The warrants, which are exercisable at $1.00 per share, have been included in the computation of fully diluted earnings per share.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



12.  Taxes on Income

     CISL is subject to the income tax law (inflationary adjustments) pursuant to which its results of operations for tax purposes are measured in real terms in accordance with the Israeli CPI. Under the Income Tax Law (Adjustments for Inflation) 1985, income for tax purposes is measured in terms of earnings in NIS and adjusted for changes in the CPI. The theoretical tax expense, assuming all income was taxed at the regular rate applicable to an Israeli corporation and the actual tax expense is virtually identical. Any differences are immaterial to the financial statements taken as a whole.

     CASDIM INTERNATIONAL SYSTEMS, INC. has a net operating loss carryforward in the amount of $616,312 which will begin to expire in the year 2002.

13.  Related Party Transactions

     In October, 1995, the Company transferred $1,000,000 (NIS 3,000,000) to CASDIM SOFTWARE SYSTEMS, LTD., of which US $700,000 served as advance payment on account of the purchase and adaptation of related software products for the "MEDICAL MULTIMEDIA KIOSK" which is expected to be sold by December 31, 1998 to Kupat Holim Klalit, the largest H.M.O. in Israel and US $300,000 was a short-term loan. The principal amount of the loan is linked to the Israeli CPI. The Company also acquired a patent from the related party. See details at Note 5.

14.  Commitments and Contingent Liabilities

     Lease commitment: The Company's Israeli subsidiary leases its premises under a rental agreement which expires on December 31, 1997. The annual rental under the lease is Adjusted NIS 225,720 (US $72,000). The rent is linked to the US dollar.

15.  Subsequent Events

     In March 1997, the public relations retainer agreement with Sunrise was terminated (see note 11). Sunrise will retain the option to purchase up to 300,000 shares of the Company's common stock. The Company has entered into negotiations with Pelican Investments Ltd. for a similar public relations agreement, agreeing to issue Pelican Investments Ltd. options to purchase up to 400,000 shares of the Company's common stock.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     In March 1997, CISL was informed by Kupat Holim Leumit, of its continued postponement of payment of a trade account receivable owed to the Company in the amount of approximately $300,000. The Company is currently researching all possible remedies to correct the situation.

     In March 1997, CISL entered into an agreement with Bank Hapoalim to convert approximately $1,000,000 of short-term debt into long-term debt.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.



                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Directors and Executive Officers of the Company are:


          Name                          Position
          ----                          --------
          Yehuda Shimshon.............. Chairman of the Board, President &
                                        CEO, and Chief Financial Officer
          Ilan Mintz................... Director
          Israel Shimshon.............. Director
          David Tamir.................. Director
          Gary P. Tober................ Secretary
          Doron Leave.................. Vice President of Operations and
                                        Director

     Yehuda Shimshon, 44, Chairman of the Board, President, CEO, and Chief Financial Officer of the Company since December 1995, began his career in the Israeli Defense Forces and rose to the rank of Captain. Upon his discharge from the Israel Defense Forces in 1977, he began a career as a consultant to organizations active in international trade throughout Europe and Africa. Mr. Shimshon became active in the field of computer research, developing and writing programs which led to the establishment by him of Casdim Software Systems Ltd. in 1986, an Israeli company which develops clinical laboratory management systems ("CSS Ltd."), and Casdim Interactive Systems Ltd. in 1994, an Israeli company and wholly-owned subsidiary of the Company which designs and develops interactive kiosks and customized databases and performs network integration ("Casdim Israel"). Mr. Shimshon has been the Chief Executive Officer of these companies since their inception.

     Israel Shimshon, 67, a director of the Company since March 1996, has been principally employed as the managing director of Hagadish Insurance Agency, an Israeli general insurance agency, since 1953. Israel Shimshon is the father of Yehuda Shimshon.

     Doron Leave, 43, a director of the Company since August 1996, has been the Company's Vice President of Operations since July 1996. From September 1990 to July 1996, Mr. Leave was employed by Bank Hapoalim Ltd., most recently as Branch Manager of its Allenby, Tel Aviv branch. Mr. Leave holds a degree in Business Administration from Tel Aviv University.

     Ilan Mintz, 34, a director of the Company since December 1995, has been principally employed in various executive positions with CSS Ltd. Mr. Mintz began his employment with CSS Ltd., a company wholly owned by Mr. Shimshon, in 1990 as manager of the Customer Support and Training Division. In June 1993 he became the director of the Marketing Division of CSS Ltd. and has served as General Manager since January 1995.

     David Tamir, 53, a director of the Company since May 1996, is currently engaged as an independent consultant. In addition, he is currently the chief project manager for WEDA Consultants N.V., a project consulting firm, which provides services to the Company. From May 1992 to December 1995, Mr. Tamir was president of Powerspectrum Technology, a majority-owned subsidiary of Geotek Communications, Inc. ("Geotek"), a wireless communications provider. From January 1996 to May 1996, Mr. Tamir was employed in Israel by Geotek in a non-executive position. From 1990 until May 1992, Mr. Tamir served as a representative of the Israeli Armament Development Authority in Washington, D.C. Mr. Tamir was initially elected to the Company's Board of Directors as the designee of the investors in the Company's 1996 Private Placement.

     Gary P. Tober, 47, Secretary of the Company since December 1995, has been a member of the law firm of Lane Powell Spears Lubersky of Seattle for over five years. Mr. Tober practices in the areas of international business law, taxation, and international investment law.

     The  Company's   Board  of  Directors  has  appointed  an  audit  committee consisting of Messrs. Ilan Mintz and David Tamir.

     All Directors of the Company hold office until the next Annual Meeting of Stockholders and until their successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors. Mr. Israel Shimshon, a director of the Company, is the father of Mr. Yehuda Shimshon, the Chairman, President, and CEO of the Company. All of the executive officers, other than Mr. Tober, devote their full time to the operations of the Company.

Key Employee

     Dr. Adam Livny joined the Company in August 1997 as Director, Communications Systems. Dr. Livny holds a Ph.D. degree in Electrical Engineering from Polytechnic University of New York, a M.Sc. degree in Electrical
Engineering from Polytechnic Institute of Brooklyn, and a B.Sc. degree in Electrical Engineering from the Technion, Israel Institute of Technology. Prior to joining the Company, he was for over 25 years a senior research engineer with Rafael, the Israeli governmental authority for warfare systems development. While affiliated with Rafael, Dr. Livny served as Vice President of Development of Carcom/Rafael from 1993 to August 1996, where he was responsible for research and development of mobile satellite communications systems. He was engaged in the development of many advanced communications systems while employed by Rafael. During the years 1987 through 1990, Dr. Livny was on leave from Rafael and served as the Chief Scientist of the Israeli Ministry of Communications.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Federal securities laws require directors and executive officers, and persons who own more than 10% of Casdim's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of any equity securities of the Company. To Casdim's knowledge, based solely on review of the copies of such reports furnished to it and representations that no other reports were required, all persons subject to these reporting requirements filed the required reports on a timely basis in 1996 except: (i) Yehuda Shimshon did not timely file initial filings on Schedule 13-G and Form 3, (ii) Cedarwood Trading & Investments Ltd. did not timely file an initial filing on Schedule 13-G, (iii) Doron Leave did not timely file an initial filing on Form 3, (iv) David Tamir did not timely file an initial filing on Form 3, (v) Ilan Mintz did not timely file an initial filing on Form 3, (vi) Israel Shimshon did not timely file an initial filing on Form 3, and (vii) Gary Tober did not timely file an initial filing on Form 3.

Item 10.  Executive Compensation

     The following table sets forth information concerning the total compensation for the Company's Chief Executive Officer in 1996. During the three years ended December 31, 1996, no other executive officer received compensation in excess of $100,000. During the three years ending December 31, 1996, the Company's Chief Executive Officer did not receive any restricted stock award, stock appreciation right or payment under any long-term incentive plan.


                           SUMMARY COMPENSATION TABLE

                                                                Long-Term
                                           Annual             Compensation
                                         Compensation      Securities Underlying
Name and Principal Position     Year       Salary($)            Options(#)
---------------------------     ----       ---------            ----------
Yehuda Shimshon,
  President and CEO             1996      $240,000(1)              --
  President and CEO             1995            --                 --
   (effective 12/11/95)
                                1994            --                 --







---------
(1) The aggregate value of all other perquisites and other personal benefits furnished to Mr. Shimshon was less than 10% of such officer's salary. This amount does not include Mr. Shimson's use of an apartment leased by the Company when he is in New York.

     There are currently no employment agreements between the Company and any of its executive officers. The Company did not pay any Directors fees in 1996.

STOCK OPTIONS

     In 1996 the Chief Executive Officer named above in the Summary Compensation Table was not granted any option, nor did he hold any options or stock appreciation rights.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of March 28, 1997, certain information regarding the Company's Common Stock for each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) by each executive officer named in Item 10 hereof, (iii) by each of the Company's Directors (iv) by all the executive officers and Directors of the Company as a group:



                                             Amount of              Percent
Name and Address(1)                     Beneficial Ownership       of Class
-------------------                     --------------------       --------
Yehuda Shimshon                              8,250,000(2)             58.4%
Cedarwood Trading & Investment Ltd.          4,250,000                30.1%
Doron Leave                                         --                  --
Israel Shimshon                                     --                  --
Ilan Mintz                                          --                  --
David Tamir                                     29,162(3)               --
All Executive Officers and Directors
  as a group (5 persons)                     8,279,162(3)             58.5%


---------

(1) The address of Messrs. Israel Shimshon, Yehuda Shimshon, Ilan Mintz, David Tamir and Doron Leave is 5 Haofan Street, Kiryat-Arie, P.O. Box 3599, Petah Tikva, Israel 49130. The address for Cedarwood is c/o Bank of Bermuda, 6 Front Street, Hamilton HM 11, Bermuda.

(2) Includes 4,250,000 shares held by Cedarwood, in which entity Mr. Yehuda Shimshon has a controlling beneficial interest. Accordingly, he is deemed to be the beneficial owner of such shares.

(3) Includes 29,162 shares of common stock issuable upon the exercise of warrants held by WEDA Consultants, N.V., a company with which Mr. Tamir is affiliated.

Item 12. Certain Relationships and Related Transactions

     In October 1995, Casdim Israel entered into an agreement with CSS Ltd., a company wholly owned by Yehuda Shimshon. Pursuant to this agreement, Casdim Israel paid CSS Ltd. $700,000 for services and products to be supplied by CSS Ltd. to the Company. These products and services included: (i) adaptation of the Scope(TM) LIS system operating in the 140 laboratories of Kupat Holim Klalit ("Kupat Holim") to work with the medical kiosk; (ii) development and implementation of a central data base for laboratory test results; (iii) implementation of the "Laboratory Test Results Central Data Base" to work with the 140 laboratories and 400 clinics of Kupat Holim; and (iv) communication software and adaptation of various interfaces between CSS Ltd. and Casdim Israel's products. The agreement also provided that in the event Kupat Holim or other companies purchased the above-mentioned products from CSS Ltd., the proceeds, up to the sum of $700,000 would be repaid to Casdim Israel. To date, CSS Ltd. has paid Casdim Israel $50,000.

     In October 1995, Casdim Israel loaned CSS Ltd. $300,000 at a rate of interest linked to the Israeli CPI, which loan was repaid in 1996. In January 1995, Casdim Israel purchased a pending patent from CSS Ltd. relating to the medical multi-media kiosks for the sum of $500,000.

     On November 21, 1995 the Company entered into an agreement with Casdim USA and Mr. Yehuda Shimshon. Mr. Shimshon acted on behalf of himself and Cedarwood, the then sole shareholders of Casdim USA. Pursuant to the terms of the Exchange Agreement, the Company acquired all the issued and outstanding shares of Casdim USA in exchange for 425,000,000 shares of the Company. The Exchange Agreement, which became effective on December 11, 1995, was approved at a special meeting of the shareholders of the Company held on October 24, 1995 at which the shareholders also approved: (i) renaming the Company Casdim International Systems, Inc.; (ii) the 50:1 stock split of 76,700,000 shares, the then outstanding number of shares of the Company, into 1,534,000 shares; (iii) the relocation of the Company's headquarters from Colorado to Nevada; and (iv) the appointment of Mr. Shimshon as President and Chairman of the Board. As of December 31, 1996, the Company had 14,134,001 shares of common stock outstanding, of which 58.5% was owned by Mr. Shimshon and Cedarwood, a company in which he holds a controlling interest. At the time of the exchange, Mr. Shimshon and Cedarwood were each 50% shareholders of Casdim USA.

     Under a public relations retainer agreement with Sunrise Financial Group Inc. ("Sunrise"), the Company agreed to issue Sunrise options to purchase up to 700,000 shares of its common stock at a price of $1.00 per share as consideration for its public relations services. Of such options, 460,000 options vested as of April 24, 1996 and options to purchase 10,000 shares of common stock were to vest monthly for a 24-month period, subject to the continued provision of services by Sunrise. In March 1997, the public relations retainer agreement with Sunrise was terminated. Sunrise will retain the option to purchase up to 300,000 shares of the Company's common stock.

     In July 1996 the Company entered into a one year consulting agreement with WEDA Consultants N.V., a project consulting firm, with which firm Mr. Tamir is employed as a chief project manager. Under the terms of the consulting agreement, WEDA receives a monthly retainer of $10,000 and has been granted options to purchase 100,000 shares of common stock, which vest ratably over two years, beginning on the first anniversary of the grant. Mr. Tamir was originally elected to the Board of Directors as the designee of the investors in the Company's 1996 Private Placement.


Item 13. Exhibits, List and Reports on Form 8-K

(a)      Exhibits

         *2       Agreement for the Exchange of Stock and Reorganization.
         *3.1     Articles of Incorporation as amended on December 6, 1995.
        **3.2     By-laws.
         *10.1    Software  Adaptation Services Agreement dated January 10, 1995 between the Company and CSS Ltd.
         *10.2    Short-term  Loan Agreement dated February 10, 1995 between the
                  Company and CSS Ltd.
         *10.3    Patent Assignment Agreement dated January 10, 1995 between the
                  Company and CSS Ltd.

         10.4 Alpha/Beta Test Agreement between the Company and Ramada Franchise Systems, Inc.

        *21       Subsidiaries of the Company.

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

          The Company's Report on Form 8-K, filed with the Securities and Exchange Commission on September 16, 1996, is hereby incorporated by reference.
----------------
     * Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

     ** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1997.


                       CASDIM INTERNATIONAL SYSTEMS, INC.



                                     /s/Yehuda Shimshon
                                     ------------------
                                    Yehuda Shimshon
                                    Chairman of the Board, President, CEO
                                    and Chief Financial Officer


     In accordance with the Securities Exchange Act of 1934, this Report has been signed below on March 30, 1997 by the following persons on behalf of the Company and in the capacities indicated.

Name                            Title



/s/Yehuda Shimshon
------------------
Yehuda Shimshon                 Chairman of the Board, President, CEO and Chief
                                Financial Officer


 /s/Doron Leave                 Director
 --------------
Doron Leave


/s/Ilan Mintz
-------------
Ilan Mintz                      Director


/s/Israel Shimshon
------------------
Israel Shimshon                 Director


/s/David Tamir
--------------
David Tamir                     Director

     Exhibit No.             Description                               Page No.

     * 2      Agreement for the Exchange of Stock and Reorganization.

     * 3.1    Articles of Incorporation as amended on December 6, 1995.

     * 3.2    By-laws.

    * 10.1 Software Adaptation Services Agreement dated January 10, 1995 between the Company and CSS Ltd.

   ** 10.2 Short-term Loan Agreement dated February 10, 1995 between the Company and CSS Ltd.

    * 10.3 Patent Assignment Agreement dated January 10, 1995 between the Company and CSS Ltd.

      10.4 Alpha/Beta Test Agreement between the Company and Ramada Franchise Systems, Inc.

    * 21      Subsidiaries of the Company.



-----------
* Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.