Form 10QSB
period 1997-03-31
CASDIM INTERNATIONAL SYSTEMS INC
filed 1997-05-15
CIK 847470

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

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


                              150 East 58th Street
                            New York, New York 10155
                    (Address of Principal Executive Offices)

                                 (212) 829-1700
                               Fax: (212) 829-1705
                (Issuer's Telephone Number, Including Area Code)

                                 90 Park Avenue
                            New York, New York 10016
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes[ X ]  No[   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 1997 the Issuer had 14,134,001 shares of Common Stock, par value $0.01, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes[   ]  No [ X ]

                              CASDIM INTERNATIONAL SYSTEMS, INC.

                                             INDEX

                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1.  Financial Statements.............................................3

   Consolidated balance sheets at March 31, 1997 and December 31, 1996.......3

   Consolidated statements of income for the three months
          ended March 31, 1997 and 1996......................................4

   Consolidated statements of cash flows for the three months ended March 31, 1997 and 1996......................................5

   Notes to unaudited consolidated financial statements...................6-10

   Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................11


Part II - Other Information:


   Item 4.  Submission of Matters to a Vote of Shareholders.................15

   Item 6.  Exhibits and Reports on Form 8-K................................15

Signatures..................................................................16

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                March 31,              December 31,
                                                                  1997                     1996
                                                               (Unaudited)              (Audited)
                                                               -----------              ---------
                                     ASSETS
CURRENT ASSETS
   Cash ....................................................  $  932,020               $   915,527
   Accounts receivable
          Trade - Note 8....................................     426,062                   438,807
          Other.............................................   1,087,238                 1,236,667
   Investments..............................................           -                   173,596
                                                               ---------                ----------
                                                              $2,445,320                $2,764,597
PROPERTY AND EQUIPMENT
   Property and equipment...................................     259,820                   225,361
   Less accumulated depreciation............................     (56,943)                  (36,435)
                                                              -----------               ----------
                                                                 202,877                   118,926
OTHER ASSETS
    Deposits.................................................     55,893                    10,200
    Start-up and organization costs..........................     46,700                    48,304
    Patent, net - Note 3.....................................    387,500                   400,000
    Product development costs - Note 4.......................  1,206,056                   943,164
                                                              ----------                ----------
           Total............................................. $4,344,346                $4,355,191
                                                              ==========                ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable
          Trade.............................................  $  329,709                $   52,675
          Other.............................................     232,975                   469,355
   Current maturities of debt...............................     241,987                 1,344,416
                                                              ----------                ----------
                                                                 804,671                 1,866,446
LONG-TERM DEBT
   Accrued severance pay - Note 5...........................      25,357                    25,474
   Long term bank debt - Note 9.............................   1,000,000                         -

STOCKHOLDERS' EQUITY - Notes
   Common stock, $.01 par  value, 500,000,000
        shares authorized 14, 134,001 shares issued
        and outstanding, 285,000 shares held as
        treasury stock......................................         985                       985
   Additional paid in capital...............................   3,545,268                 3,145,268
   Less treasury stock (cost)...............................      (1,425)                   (1,425)
   Retained earnings (deficit)..............................  (1,030,510)                 (681,557)
                                                              -----------                 ---------
           Total shareholders' equity.......................   2,514,318                  2,463,271
                                                              -----------               -----------
                Total liabilities and shareholders' equity.. $ 4,344,346                $ 4,355,191
                                                             ===========                ===========

See accompanying notes to the consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                                                Three Months        Three Months
                                                                   Ended               Ended
                                                                  March 31,           March 31,
                                                                   1997                1996
                                                                   ----                ----
Sales........................................................  $    6,985           $ 253,007
Cost of sales................................................           -              31,785
                                                                ---------            --------
Gross profit.................................................       6,985             221,222
Selling, general and administrative expenses.................     485,492             113,989
                                                                ---------           ---------
Income (loss) from operations................................    (478,507)            107,233
Other income (expense)
   Interest income..........................................        5,828                   -
   Interest expense.........................................      (21,676)            (18,710)
   Gain (loss) from foreign currency translation...........             -             (18,134)
   Gain from sale of investments............................      145,402                   -
                                                                ---------             -------
          Total.............................................      129,554             (36,844)

Income (loss) from operations before taxes...................    (348,943)             70,389
Income tax (expense).........................................           -             (33,185)
                                                               ----------            --------
Net income (loss)............................................   $(348,943)           $ 37,204
                                                               ==========           =========

Earnings (loss) per share on common and
    common stock equivalents.................................     $(.0247)               $.01
                                                                  =======                ====

Earnings (loss) per share on a fully diluted basis...........     $(.0247)               $.01
                                                                  =======                ====

Total average number of shares outstanding...................  14,134,001           9,634,000
                                                               ==========           =========








See accompanying notes to consolidated financial statements.


                       CASDIM INTERNATIONAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED, MARCH 31, 1997 AND 1996


                                                                     1997                   1996
                                                                     ----                   ----
                                                                 (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)........................................    $(348,953)               $  37,204
   Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization.....................       34,612                   28,947
   Changes in operating assets and liabilities:
      (Increase) decrease in:
          Accounts receivable - trade.......................       12,745                 (208,148)
          Accounts receivable - other.......................      149,429                  220,744
      (Decrease) increase in:
          Accounts payable - trade..........................      277,034                   18,900
          Accounts payable - other..........................     (236,380)                 (14,668)
                                                                ---------                ---------
                 Net cash provided (used) by
                 operating activities.......................     (111,513)                  82,979
                                                                ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for product development costs....................     (262,892)                       -
   Purchase of property and equipment.......................      (34,459)                  (2,301)
   Sale of investments......................................      173,596                        -
   Payment of security deposit..............................      (45,693)                       -
                                                                ---------                ---------
                 Net cash used in investing activities......     (169,448)                  (2,301)
                                                                ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment on short term debt...............................    (102,429)                  (78,536)
   Severance pay............................................        (117)                    2,875
   Proceeds from stock warrants exercised...................     400,000                         -
                                                                --------                  --------
                 Net cash provided (used) by
                 financing activities.......................     297,454                   (75,661)
                                                                --------                 ---------

INCREASE IN CASH............................................      16,493                     5,017

CASH:
   Beginning of period......................................     915,527                        26
                                                                --------                 ---------
   End of period............................................    $932,020                   $ 5,043
                                                                ========                 =========

Interest paid.........................      $21,676
                                            =======
Income taxes paid.....................         $  -
                                               ====


See accompanying notes to consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

4.   Product Development Costs

     Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which model the product is ready for general release have been capitalized. Total costs incurred to March 31, 1997 were $1,206,056.

     Capitalized software costs are amortized by the greater of: (i) ratio of current gross revenues from sales of the software to the total of current anticipated future gross revenue from sales of that software or (ii) the straight-line method over the remaining estimated useful life of the product (not greater than three years). The Company assesses the recoverability of this intangible asset by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific product.

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

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

     Stock Compensation Plans

     Under the Company's 1996 Stock Option Plan (the "Plan"), the Company may grant options for up to 500,000 shares of its common stock to its employees, directors and consultants. No options have been granted to date.

     Under the Plan, the exercise price of incentive stock options ("ISOs") may not be less than 100% (or 110%, if at the time of grant the optionee owns more than 10% of the voting stock of the Company) of the fair market value of the shares of common stock at the date of grant. The purchase price of each share subject to an option, or any portion thereof, which is not designated as an ISO, may not be less than 75% of the fair market of such shares on the date of grant. The term of each option under the Plan may be for a period of up to ten years (five years if the recipient is a 10% or more shareholder).

     Under a public relations retainer agreement (the "Agreement") with Sunrise Financial Group Inc. ("Sunrise"), the Company agreed to issue Sunrise options to purchase up to 700,000 shares of its common stock as consideration for its public relations services. Of such options, 460,000 options vested as of April 24, 1996 and options to purchase 10,000 shares of common stock were to vest monthly for a 24-month period, subject to the continued provision of services by Sunrise. Options to purchase 540,000 shares of common stock had vested as of December 31, 1996. Under the Agreement , the purchase price of each share subject to an option is $1.00. The term of these options will expire on April 2001.

     In March 1997, the "Agreement" with Sunrise was terminated. The parties agreed that Sunrise would retain options to purchase up to 300,000 shares of the Company's common stock.

     In April 1997, the Company entered into an agreement with Pelican Consultants, Inc. ("Pelican") to provide financial consulting and financial relations services to the Company. The Company agreed to issue Pelican options to purchase up to 200,000 shares of the Company's common stock at a purchase price of $1.00 per share. Of such options, 100,000

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     options vested as of April 11, 1997 and options to purchase the remaining shares will vest ratably over the next 12 month period subject to the continued provision of services by Pelican.

     The Company has accounted for the fair value of the grant of options to Sunrise and Pelican in accordance with FASB Statement 123. The compensation costs that has been charged against income for the options granted to Sunrise and to Pelican was $164,063.

     Warrants

     The Company issued warrants exercisable into 1,150,000 shares of common stock in connection with its May 1996 private placement. The warrants, which are exercisable at $1.00 per share, have been included in the computation of fully diluted earnings per share. As of March 31, 1997, 500,000 warrants have been exercised. There remain 650,000 warrants available to be exercised.

8.   Accounts Receivable

        In March 1997, CISL was informed by Kupat Holim Leumit, of its continued postponement of payment of a trade account receivable owed to the Company in the amount of approximately $300,000. The Company has also been informed by Kupat Holim Leumit that a change in senior management is currently being contemplated.

9.   Long Term Debt

     On March 3, 1997, CISL converted $1,000,000 of short term debt into long term debt. The terms of the refinancing call for payments of interest only, with a balloon payment due in February, 2002.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


     The discussion and analysis which follows in this Quarterly Report and in other reports and documents of the Company and oral statements made on behalf of the Company by its management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect the Company's current views with respect to future events and financial results. These include statements regarding the Company's earnings, growth and expansion plans, forecasts and similar matters which are not historical facts. The Company reminds stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward looking statements. These uncertainties and other factors include, among other things, business and general economic conditions, both domestic and international; lower than expected customer orders; competitive factors; changes in product mix or distribution channels; performance and financial capabilities of suppliers and third party contractors; and technological difficulties and resource constraints encountered in developing new products. The forward-looking statements contained in this Quarterly Report and made elsewhere by or on behalf of the Company should be considered in light of these factors.

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.


Recent Developments

     The Company and Dick Clark International Cable Ventures Ltd. ("Dick Clark Ventures") have agreed to enter into a joint venture, to be known as Technology Transfer Corporation, to exploit certain satellite transmission licenses held by an affiliate of Dick Clark Ventures in Mexico. These licenses, granted by the Secretaria de Communicaciones y Transports ("SCT") of Mexico, allow for the installation or utilization of shared teleports, for the bi-directional transmission of voice, video and data within the footprint of the Mexican Government's two Solidaridad satellites. The Company has agreed to contribute $500,000 to the joint venture which will design, install and operate an advanced communications platform based on the satellite platform. When activated, the satellite network is intended to provide a variety of electronic services, currently unavailable on a wide scale in Mexico. Initially, the joint venture intends to provide electronic transactional services under the trade name DataMex(TM) which service will include transactional banking via an interconnected ATM network, point of purchase transactions and international funds transfers. No assurance can be given that this joint venture will be successful in developing the network or that it will be able to raise sufficient capital for the initiation of its proposed business.

     On March 26, 1997, the Company and Ramada Franchise Systems, Inc. ("RFS"), a wholly owned subsidiary of HFS Incorporated, announced their agreement to enter into "alpha" and beta" testing of Casdim's integrated Information on Demand System (the "IOD System"). The IOD System incorporates interactive TV, Internet, video-on-demand, E-mail, and a club member facility. The IOD System is designed to utilize a WAN to link video and data servers via satellites and/or cable TV systems. Hotel guests will access their TV through the RFS/Casdim default channel. Access to various services including E-mail, stock quotes, sports scores, video-on-demand, airline and car rental reservations and residential real estate listings will be provided to the hotel guest by the IOD System. Under the proposed arrangement, Casdim will derive revenues from advertising, vendor commissions and user fees. RFS currently has over 120,000 lodging rooms in its franchise network. The Company and RFS have agreed to enter into an agreement for full system implementation of the IOD System, pursuant to which RFS will exclusively recommend the IOD System to all of its franchises, upon the successful completion of the alpha and beta testing at various Ramada Inn locations. The testing of the IOD System is scheduled to be completed in March 1998. No assurance can be given that such testing will prove successful, or that the Company will be able to raise sufficient funds to install its IOD System within the Ramada Inn franchise system.


Results of Operations

     Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996.

     Kiosk and associated sales by the Company's wholly owned Israeli subsidiary decreased to $6,985 during the quarter ended March 31, 1997 from $253,007 in the comparable 1996 quarter. The decrease in sales was principally attributable to the Company's decision to concentrate its resources on entering the North American market and the failed efforts of its Israeli subsidiary to lease kiosks. The Company expects that the revenues of its Israeli subsidiary will increase in 1997 as a result of its recently acquired right to install interactive multimedia informational and transactional kiosks at Ben Gurion
Airport and 13 smaller Israeli airports. Additionally, Casdim was granted exclusive rights by an Israeli insurance company to sell insurance products through its kiosks at the Ben Gurion Airport. The Company is developing software to allow Israeli citizens to purchase insurance prior to their departing Israel for trips abroad.

     As a result of the Company's limited sales in the first quarter of 1997, it did not record any costs of sales as compared to $31,785 in costs in the 1996 first quarter. As a result, the Company's gross profit for 1997 first quarter was $6,985 compared to $221,222 in the 1996 first quarter. The Company expects its gross margins to vary in the future depending on the nature and volume of its revenues.

     Selling, general and administrative expenses increased to $485,492 in the 1997 first quarter from $113,989 in the 1996 first quarter, due primarily to the increased marketing costs associated with the Company's efforts to penetrate the North American market and costs associated with the maintenance of executive offices in New York City. The Company anticipates that selling, general and administrative expenses will continue to increase in 1997 a result of the planned increases in expenses relating to its IOD System and the joint venture with Dick Clark Ventures.

     In  1997  the  Company  capitalized   approximately   $263,000  of  product
development costs, principally relating to the IOD System. .

     During the 1997 first quarter, the Company had other income of $129,554 as compared to other expenses of $36,844 in the 1996 first quarter. In the 1997 first quarter, the Company was able to offset its increased interest expenses with interest and dividend income from the investment of the proceeds of its May 1996 private placement and a $145,402 gain from the sale of marketable securities. The Company does not expect to invest in marketable securities during the foreseeable future. The Company expects interest expenses to increase in 1997.

     For the quarter ended March 31, 1997, the Company had a loss from operations of $348,943 as compared to income from operations of $70,389 for the 1996 comparable quarter. The Company's operating loss in the 1997 first quarter was due primarily to the increase in the Company's selling, general and administrative expenses and the decline in sales.

     As a result of the foregoing, the Company's net loss was $348,943 or $.0247 per share for the quarter ended March 31, 1997 as compared to net income of $37,204 or $.01 per share for the quarter ended March 31, 1996.


Liquidity and Capital Resources

     At March 31, 1997, the Company had $932,020 in cash and $1,640,649 in working capital as compared to $915,520 in cash and $898,151 in working capital at December 31, 1996. The Company's financial position was enhanced in the first quarter of 1997 as a result of its receipt of $400,000 upon the exercise of warrants issued in the 1996 private placement. In addition, the Company's financial position benefitted from the conversion of $1,000,000 of its Israeli subsidiary's short-term debt into long-term debt.

     Among the factors that will affect the Company's working capital in the future will be (i) the amount and timing of the expenditures required to complete the development, installation and testing of the IOD System, and (ii) the timing of a $500,000 capital contribution which the Company has agreed to make to the joint venture with Dick Clark Ventures. Another factor which will effect working capital is the collectability of a receivable of approximately $300,000 from Kupat Holim Leumit, an Israeli health maintenance organization, which is over one year old.

     Management believes that the Company will require additional financing of $1.5 million to $3 million in 1997, mainly to fund the installation and testing of the IOD System at various Ramada Inn sites. No assurance can be given that sufficient financing on either an equity or debt basis will be available to the Company or that it will be available at advantageous terms. To the extent sufficient financing is not available, the Company will attempt to stretch out the costs associated with the Ramada project so that it will be able to continue its operations through 1997.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    *2     Agreement for the Exchange of Stock and Reorganization.
    *3.1   Articles of Incorporation as amended on December 6, 1995.
   **3.2    By-laws.
   *10.1 Software Adaptation Services Agreement dated January 10, 1995 between the Company and CSS Ltd.
   *10.2 Short-term Loan Agreement dated February 10, 1995 between the Company and CSS Ltd.
   *10.3 Patent Assignment Agreement dated January 10, 1995 between the Company and CSS Ltd.
 ***10.4 Alpha/Beta Test Agreement between the Company and Ramada Franchise Systems, Inc.
   *21     Subsidiaries of the Company.

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

           None.
------------
* Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CASDIM INTERNATIONAL SYSTEMS, INC.


                             /s/Yehuda Shimshon
                             ------------------
                             Yehuda Shimshon
                             Chairman of the Board, President & CEO




Date: May 15, 1997