Form 10QSB
period 1997-06-30
CASDIM INTERNATIONAL SYSTEMS INC
filed 1997-08-19
CIK 847470

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

__ Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number: 00-21219


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 1997, the Issuer had 15,334,001 shares of Common Stock, par value $0.01, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes__   No  X

                       CASDIM INTERNATIONAL SYSTEMS, INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1.  Financial Statements

   Consolidated balance sheets at June 30, 1997 and December 31, 1996.......3

   Consolidated statements of income for the three and six months ended June 30, 1997 and 1996....................................4

   Consolidated statements of cash flows for the six months
            ended June 30, 1997 and 1996....................................5

   Notes to unaudited consolidated financial statements..................6-13

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................14


Part II - Other Information:


   Item 4.  Submission of Matters to a Vote of Shareholders................18

   Item 6.  Exhibits and Reports on Form 8-K...............................18

Signatures.................................................................19

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,               December 31,
                                                                                     1997                     1996
                                                                                     ----                     ----
                                                                                 (Unaudited)              (Audited)
                                     ASSETS
CURRENT ASSETS
            Cash............................................................       $ 996,230            $   915,527
            Accounts receivable
                     Trade - Note 8.........................................         309,660                438,807
                     Related Parties........................................         830,506                834,144
                     Other..................................................         249,081                254,200
            Prepaid expenses ..............................................          337,890                148,323
            Investments.....................................................          90,000                173,596
                                                                                ------------           ------------
                                                                                   2,813,367              2,764,597
PROPERTY AND EQUIPMENT
            Property and equipment..........................................         271,268                225,361
            Less accumulated depreciation...................................       (  73,006)            (   36,435)
                                                                                ------------          -------------
                                                                                     198,262                118,926
OTHER ASSETS
            Deposits........................................................          55,893                 10,200
            Start-up and organization costs, net............................          45,096                 48,304
            Patent, net - Note 3............................................         375,000                400,000
            Product development costs - Note 4..............................       1,419,056                943,164
                                                                                ------------           ------------
                  Total.....................................................      $4,906,674             $4,355,191
                                                                                ============             ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
            Accounts payable
                     Trade..................................................      $  188,375            $    52,675
                     Other-Note 13..........................................         430,091                469,355
            Current maturities of debt......................................         200,400                     --
            Notes payable...................................................         795,318              1,344,416
                                                                                ------------             ----------
                                                                                   1,614,184              1,866,446
LONG-TERM DEBT
            Accrued severance pay - Note 5..................................          25,474                 25,474
            Long term bank debt - Note 9....................................         750,150                     --

STOCKHOLDERS' EQUITY - Notes
            Common stock, $.01 par value, 30,000,000
             shares authorized 15,334,001 shares issued and
             outstanding, 285,000 shares held as treasury stock.............         169,590                    985
            Additional paid in capital......................................       4,873,057              3,145,268
            Less treasury stock (cost)......................................      (    1,425)              (  1,425)
            Gain (loss) from foreign currency translation. .................              --               ( 51,860)
            Retained earnings (deficit).....................................      (2,524,356)             ( 629,697)
                                                                                ------------          -------------
                             Total shareholders' equity.....................      $2,516,866            $ 2,463,271
                                                                                ------------            -----------
                                 Total liabilities and shareholders' equity.    $  4,906,674            $ 4,355,191
                                                                                ============           ============


        See accompanying notes to the consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three Months           Three Months            Six Months          Six Months
                                                    Ended June 30,         Ended June 30,         Ended June 30,      Ended June 30,
                                                        1997                   1996                   1997                 1996
                                                       ------                 ------                 ------               -----

Sales........................................         $24,460                $ 9,027               $31,455           $  262,034
Cost of sales................................          32,251                 24,243                32,251               56,028
                                                     --------             ----------                ------           ----------
Gross profit.................................          (7,791)               (15,216)                 (806)             206,006
Selling, general and adminis-
   trative expenses..........................       1,477,051                477,454             1,962,543              591,443
                                                    ---------              ---------             ---------           ----------
(Loss) from operations                             (1,484,842)              (492,670)           (1,963,349)            (385,437)

Other income (expense)
     Interest income.........................          11,708                  9,211                17,536                9,211
     Interest expense........................         (20,173)               (16,097)              (42,389)             (34,807)
     Gain (loss) from sale of
       investments...........................             --                      --               145,402                   --
                                                  -----------               ---------            ---------            ---------
                 Total.......................          (9,005)                (6,886)              120,549              (25,596)
                                                     --------                -------               -------               ------

(Loss) from operations
    before taxes.............................      (1,493,847)              (499,556)           (1,842,800)            (411,033)
Income tax (expense) benefit.................              --                 33,185                    --                   --
                                                  -----------            -----------            ----------           ----------
Net (loss)...................................     $(1,493,847)             $(466,371)          $(1,842,800)           $(411,033)
                                                  ===========              =========          ============           ==========
Net (loss) per share of
    common stock.............................         $(.0974)             $  (.0394)            $  (.1202)            $ (.0363)
                                                     ========              =========             =========             ========
Net (loss) per share of
common stock on a fully
    diluted basis............................         $(.0932)             $  (.0348)            $  (.1149)            $ (.0358)
                                                     ========              =========             =========             ========
Weighted average number of
    outstanding shares.......................      14,635,099             13,813,541            14,334,497           12,384,969
                                                   ==========             ==========            ==========           ==========


          See accompanying notes to consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                           1997                      1996
                                                                           ----                      ----
                                                                        (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)............................................ $(1,842,800)                $(443,285)
         Adjustments to reconcile net income to net cash
                  provided by operating activities:
                  Depreciation and amortization........................     64,779                    50,239
                  Stock option compensation............................         --                   164,063
         Changes in operating assets and liabilities:
            (Increase) decrease in:
                  Accounts receivable - trade..........................    129,147                  (209,323)
                  Accounts receivable - other..........................   (180,810)                   99,729
            (Decrease) increase in:
                  Accounts payable - trade.............................    135,700                   134,859
                  Accounts payable - other.............................    (39,264)                   13,882
                                                                         ---------                  --------
                           Net cash provided (used) by
                           operating activities........................ (1,733,248)                 (189,836)
                                                                        ----------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Payment for product development costs.........................         --                   (27,500)
         Purchase of property and equipment............................    (45,907)                  (42,170)
         Sale of investments -net......................................     83,596                        --
         Payment of security deposit...................................    (45,693)                  (10,200)
            Payment for product development costs......................   (475,892)                       --
                                                                          --------                  --------

                           Net cash used in investing activities......    (483,896)                  (79,870)
                                                                           --------                  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payment on short term debt....................................    401,452                   280,193
         Severance pay.................................................         --                    22,961
         Proceeds from issuance of stock...............................  1,896,395                 2,688,079
                                                                         ---------                 ---------
                           Net cash provided (used) by
                           financing activities........................  2,297,847                 2,991,233
                                                                         ---------                 ---------

NET INCREASE IN CASH...................................................     80,703                 2,721,527

CASH:
         Beginning of period...........................................    915,527                        26
                                                                          --------                 ---------
         End of period.................................................  $ 996,230                $2,721,533
                                                                         =========                ==========


          See accompanying notes to consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Summary of Significant Accounting Policies:

     This summary of significant accounting policies of CASDIM INTERNATIONAL SYSTEMS, INC., (the "Company") and its subsidiaries, CASDIM INTERACTIVE SYSTEMS USA, INC. ("Casdim USA") and CASDIM INTERACTIVE SYSTEMS, LTD., (ISRAEL) ("CISL"), is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.

     a. Principles of consolidation - In 1995, the Company issued 8,500,000 shares of stock after a 50:1 reverse stock split to acquire 100% of the voting and equity shares of Casdim USA, which owns 100% of the voting and equity shares of CISL. The business combination has been accounted for using the pooling method of accounting. The consolidated financial statements include the accounts of the Company and its subsidiaries.

     b.   Foreign  operations  - CISL  maintains  its  accounts  in nominal  New
          Israeli Shekels ("NIS"). Certain of the dollar amounts in the financial statements may represent the dollar equivalent of other currencies, including the NIS, which may not be exchangeable for dollars.

          Transactions and balances denominated in dollars are presented at their dollar amounts. Non-dollar transactions and balances are remeasured into dollars in accordance with the principles set forth in the Statement of Financial Accounting Standards ("FAS") No. 52, "Foreign Currency Translation," of the Financial Accounting Standards Board of the United States ("FASB").

          Accordingly, certain items relating to the Company's Israel subsidiary have been remeasured as follows:

               Monetary items-at the current exchange rate at each balance sheet date;

                       CASDIM INTERNATIONAL SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



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

                       CASDIM INTERNATIONAL SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



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

4.   Product Development Costs

     Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which model the product is ready for general release have been capitalized. Total costs incurred to June 30, 1997 were $1,419,056. The costs were principally incurred in the development of the Company's IOD information on demand project for Ramada Franchise Systems, Inc.

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

                       CASDIM INTERNATIONAL SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.   Capital Stock

     On May 22, 1997 the Company completed a private placement of its securities in which 1,200,000 shares of common stock were issued for $1,500,000.

7.   Stock Warrants and Stock Options

     Stock Compensation Plans

     Under the Company's 1996 Stock Option Plan (the "Plan"), the Company may grant options for up to 500,000 shares of its common stock to its employees, directors and consultants. No options have been granted to date.

     Under the Plan, the exercise price of incentive stock options ("ISOs") may not be less than 100% (or 110%, if at the time of grant the optionee owns more than 10% of the voting stock of the Company) of the fair market value of the shares of common stock at the date of grant. The purchase price of each share subject to an option, or any portion thereof, which is not designated as an ISO, may not be less than 75% of the fair market of such shares on the date of grant. The term of each option under the Plan may be for a period of up to ten years (five years if the recipient is a 10% or more stockholder).

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

     In February 1997 the "Agreement" with Sunrise was terminated. The parties agreed that Sunrise would retain options to purchase up to 300,000 shares of the Company's common stock.

     In April 1997, the Company entered into an agreement with Pelican Consultants U.S.A., Inc. ("Pelican") to provide financial consulting and financial relations services to the Company. The Company agreed to issue Pelican options to purchase up to 200,000 shares of the Company's common stock at a purchase price of $1.00 per share. Of such options, 100,000 options vested as of April 11, 1997 and options to purchase the remaining shares will vest ratably over the next 12-month period beginning May 11, 1997, subject to the continued provision of services by Pelican.

     The Company has accounted for the fair value of the grant of options to Sunrise and Pelican in accordance with FASB Statement 123. The compensation costs that has been charged against income for the options granted to Sunrise and to Pelican was $164,063.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




     Warrants

     The Company issued warrants exercisable into 1,150,000 shares of common stock in connection with its May 1996 private placement. The Company issued additional warrants exercisable into 200,000 shares of common stock in connection with its May 22, 1997 private placement. All of such warrants, which are exercisable at $1.00 per share, have been included in the computation of fully diluted earnings per share. As of June 30, 1997, 500,000 of such warrants have been exercised and there remain 850,000 warrants available to be exercised.

8.   Accounts Receivable

     In March 1997, CISL was informed by Kupat Holim Leumit, of its continued postponement of payment of a trade account receivable owed to the Company in the amount of approximately $300,000. The Company has also been informed by Kupat Holim Leumit that a change in senior management is currently being contemplated. The Company is continuing to evaluate the collectibility of this account.

9.   Long Term Bank Debt

     On March 3, 1997, CISL converted $950,550 of short-term debt into long-term debt. The terms of the refinancing call for payments of principal and interest at a 7.75% annual interest rate.

     The following is a schedule of principal payments:


          1997                                    $  200,400
          1998                                       200,400
          1999                                       200,400
          2000                                       200,400
          2001                                       148,950
                                                  ----------
                                                  $  950,550
          Current Maturities                      (  200,400)
                                                  ----------
          Long Term Debt                          $  750,150
                                                  ==========

                       CASDIM INTERNATIONAL SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.  Recent Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128") "Earnings Per Share." This statement is effective for the Company's quarter ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share.

     The unaudited pro forma basic and diluted earnings per share for the six months ended June 30, 1997 and 1996 computed in accordance with FAS 128 are as follows:


                                                 Six Months       Six Months
                                                    Ended            Ended
                                                  June 30,         June 30,
                                                    1997             1996
                                                    ----             ----

Basic (loss) per share......................     $( .1105)         $( .0334)
                                                 =========         =========
Diluted (loss) per share....................     $( .1095)         $( .0317)
                                                 =========         =========


11.      Statement of Cash Flows
         Supplemental Information:
         -------------------------

                                              Six                 Six
                                             Months              Months
                                              Ended               Ended
                                            June 30,            June 30,
                                              1997                1996
                                         --------------      ---------
Interest paid                               $ 42,389            $ 34,807
                                            ========            ========
Income taxes paid                            $ -0-               $ -0-
                                             ======              =====

                       CASDIM INTERNATIONAL SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


12.  Segment Reporting-Foreign Operations

     Included  in  the  consolidated   financial  statements  is  the  following
     financial information relating to the company's wholly owned foreign subsidiary, Casdim Interactive Systems, Ltd. ("CISL").


BALANCE SHEET as of JUNE 30, 1997.
           ASSETS
                Cash                                             $        2,805
                Accounts receivable - trade                             309,660
                Accounts receivable - related parties                   830,506
                Prepaid expenses                                        337,890
                Property and equipment - net                            129,502
                Patent - net                                            375,000
                                                                  -------------
                   Total                                            $ 1,985,363
                                                                    ===========

           LIABILITIES AND SHAREHOLDERS EQUITY
                Notes payable                                      $    995,718
                Accounts payable                                         91,949
                Other payables                                          430,091
                Long term debt                                          750,150
                Accrued severance pay - net                              25,474
                Capital stock                                                35
                Retained earnings (deficit)                       (     308,054)
                                                                  -------------
                   Total                                            $ 1,985,363
                                                                    ===========

INCOME STATEMENT FOR THE SIX MONTHS ENDED JUNE 30, 1997
           Sales                                                  $      31,445
           Cost of sales                                                 32,251
                                                                 --------------
                Gross profit                                          (     806)
           Sales, administrative and general expenses                   341,187
                                                                  -------------
           Operating (loss)                                        (    341,993)
           Interest expense                                              42,389
                                                                  -------------
                   Net (loss)                                       $  (384,382)
                                                                    ============

                       CASDIM INTERNATIONAL SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



13.  Other Payables

     Included in other payables are the following:


                                                  June 30, 1997     December 31, 1996
                                                  -------------     -----------------

Accrued payroll                                    $     41,152         $      49,751
Accrued expenses                                          8,927                12,662
Income taxes payable to the State of Israel             380,012               406,942
                                                   ------------          ------------
                                                    $   430,091           $   469,355
                                                    ===========           ===========



           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


     The discussion and analysis which follows in this Quarterly Report and in other reports and documents of the Company and oral statements made on behalf of the Company by its management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect the Company's current views with respect to future events and financial results. These include statements regarding the Company's earnings, growth and expansion plans, forecasts and similar matters which are not historical facts. The Company reminds stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward looking statements. These uncertainties and other factors include, among other things, the Company's ability to generate increased sales; competitive factors; the Company's ability to obtain additional financing; the Company's ability to complete and subsequently obtain revenues from its new projects (see "Developments in 1997"); and technological difficulties and resource constraints encountered in developing new products. The forward-looking statements contained in this Quarterly Report should be considered in light of these factors.

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.


Developments in 1997

     The Company and Dick Clark International Cable Ventures Ltd. ("Dick Clark Ventures") have agreed to enter into a joint venture, to be known as Technology Transfer Corporation, to exploit certain satellite transmission licenses held by an affiliate of Dick Clark Ventures in Mexico. These licenses, granted by the Secretaria de Communicaciones y Transports ("SCT") of Mexico, allow for the installation or utilization of shared teleports, for the bi-directional transmission of voice, video and data within the footprint of the Mexican Government's two Solidaridad satellites. The Company has agreed to contribute $500,000 to the joint venture which will design, install and operate an advanced communications platform based on the satellite platform. To date, the Company expended approximately $367,000 in connection with this project. When activated, the satellite network is intended to provide a variety of electronic services, currently unavailable on a wide scale in Mexico. Initially, the joint venture intends to provide electronic transactional services under the trade name DataMex(TM) which service will include transactional banking via an interconnected ATM network, point of purchase transactions and international funds transfers. No assurance can be given that this joint venture will be successful in developing the network or that it will be able to raise sufficient capital for the initiation of its proposed business.

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


Results of Operations

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996.

     Kiosk and associated sales by the Company's wholly owned Israeli subsidiary increased to $24,460 during the quarter ended June 30, 1997 from $9,027 in the comparable 1996 quarter. The Company expects that the revenues of its Israeli subsidiary will increase to a limited degree during the remainder of 1997 as a result of its right to install interactive multimedia informational and transactional kiosks at Ben Gurion Airport and its obtaining exclusive rights from an Israeli insurance company to sell insurance products through kiosks at the Ben Gurion Airport. The Company is developing software to allow Israeli citizens to purchase insurance prior to their departing Israel for trips abroad.

     In the second quarter of 1997, the Company's costs of sales increased to $32,251 from $24,243 in the 1996 second quarter. As a result of its limited sales , the Company had a negative gross profit for the 1997 second quarter of $7,791 compared to a negative gross profit of $15,216 in the 1996 second quarter. The Company expects its gross margins to vary in the future depending on the nature and volume of its revenues.

     Selling, general and administrative expenses increased to $1,477,051 in the 1997 second quarter from $477,454 in the 1996 second quarter, due primarily to the increased marketing costs associated with the Company's efforts to penetrate the North American market and costs associated with the maintenance of executive offices in New York City. The Company anticipates that selling, general and administrative expenses will continue to increase in 1997 a result of the planned increases in expenses relating to the introduction of its IOD System and the establishment of the joint venture with Dick Clark Ventures.

     In the second quarter of 1997 the Company capitalized approximately $213,000 of product development costs, principally relating to the IOD System. The Company did not capitalize any such costs in the 1996 period.

     During the 1997 second quarter, the Company had other expenses of $9,005 as compared to other expenses of $6,886 in the 1996 second quarter. In the 1997 second quarter, the Company was able to offset increased interest expenses with interest income from the investment of the remaining proceeds of its May 1996 and May 1997 private placements. The Company expects that its net interest expenses will increase during the remainder of 1997.

     For the quarter ended June 30, 1997, the Company had a loss from operations of $1,493,847 as compared to a loss from operations of $499,556 in the 1996 comparable quarter. The Company's operating loss in the 1997 second was due primarily to the substantial increase in the Company's selling, general and administrative expenses and its low level of sales. The Company expects to continue to incur losses during the remainder of 1997, but has begun to institute a program to curb expenses in order to reduce the level of such loss.

     In the quarter ended June 30, 1997 the Company was not required to pay any income taxes as a result of its operating loss while in the comparable period in 1996, it received a tax benefit of $33,185.

     As a result of the foregoing, the Company's net loss was $1,493,847 or $.0974 per share for the quarter ended June 30, 1997 as compared to a net loss of $466,371 or $.0394 per share for the quarter ended June 30, 1996.

Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996

     Product sales decreased to $31,445 during the six-month period ended June 30, 1997 from $262,034 during the comparable period in 1996. The decrease in sales was principally attributable to the Company's decision to emphasize the leasing of kiosks rather than their sale and its inability to generate substantial revenues from either sales or leasing.

     Cost of sales decreased to $32,251 in the 1997 period from $56,028 in the 1996 six-month period, principally as a result of the Company's lower level of sales. As a result of the foregoing, the Company's gross profit for the six-month period ended June 30, 1997 was a negative $806 as compared to a gross profit of $206,006 in the 1996 period.

     Selling, general and administrative expenses increased in the 1997 six-month period to $1,962,543 from $591,443 in the 1996 comparable period, due primarily to the Company's establishment of executive offices in New York City, increased compensation, legal and accounting costs, and increased marketing costs associated with the Company's efforts to penetrate the United States market.

     During the six months ended June 30,1997, the Company had other income of $120,549 as compared to other expenses of $25,596 in the 1996 period. In the 1997 period the Company recorded a gain of $145,400 on the sale of an investment.

     For the six-month period ended June 30, 1997, the Company had an operating loss of $1,842,800 as compared to an operating loss of $411,033 for the comparable period in 1996. The increase in the Company's operating loss during the 1997 period was due primarily to the increase in the Company's selling, general and administrative expenses and the decline in sales.

     As a result of the foregoing, the Company had a net loss of $1,842,800 for the 1997 six month period as compared to a net loss of $411,033 in the comparable 1996 period.

Liquidity and Capital Resources

     At June 30 1997, the Company had $996,230 in cash and $1,199,183 in working capital as compared to $915,520 in cash and $898,151 in working capital at December 31, 1996. The Company's financial position was enhanced in 1997 as a result of its receipt of $400,000 upon the exercise of warrants issued in the 1996 private placement and the completion of a $1.5 million private placement in the second quarter of 1997. In addition, the Company's financial position benefitted from the conversion of $955,550 of its Israeli subsidiary's short-term debt into long-term debt.

     Among the factors that will affect the Company's working capital in the future will be (i) the amount and timing of the expenditures required to complete the development, installation and testing of the IOD System, and (ii) the timing of the payment of remaining amount due on the capital contribution which the Company has agreed to make to the joint venture with Dick Clark Ventures. Another factor which will effect working capital is the collectability of a receivable of approximately $300,000 from Kupat Holim Leumit, an Israeli health maintenance organization, which is over one year old. The Company has begun to reduce its costs in order to conserve its financial resources and develop its current projects. It expects that its monthly expenses in the United States and Israel will be reduced to approximately $150,000 per month in the third quarter of 1997. The Company's Israeli subsidiary will concentrate its efforts on its Ben Gurion Airport project, while in the United States, the Company will concentrate on completing its alpha site in Miami for its project with RFS and will seek to obtain contracts for the IOD System from other hotel chains.

     Management believes that the Company will require additional financing of $1.5 million to $2.5 million by year end to fund the installation and testing of the IOD System at various Ramada Inn sites and to start the full marketing and sales activities for the IOD System and to have sufficient working capital for 1998. No assurance can be given that sufficient financing on either an equity or debt basis will be available to the Company or that it will be available at advantageous terms.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    *2           Agreement for the Exchange of Stock and Reorganization
   **3.1         Articles of Incorporation (Delaware)
   **3.2         By-laws
  ***4.1         Form of Warrant Agreement
  ***4.2         Stock Option Agreement with Sunrise Financial Group Inc.
   **4.3         Stock Option Agreement between the Company and Pelican
                 Consultants U.S.A., Inc.
   **4.4         Warrant Agreement dated May 22, 1997 between the Company
                 and Lydford Ltd.
   **4.5         Form of Registration Rights Agreement between the Company and
                 Brayford Ltd., Lydford Ltd. and Stolin Ltd.
   *10.1         Software Adaptation Services Agreement dated January 10, 1995 between the Company and Casdim Software Systems Ltd.
  **10.2         Debt Agreement dated March 3, 1997 between Casdim International
                 Systems, Ltd. and Bank Hapoalim
   *10.3         Patent (No. 108935) Agreement dated January 6, 1995 between
                 Casdim Software Systems Ltd. and C.I.S. Clinical Information
                 Systems Ltd.
 ***10.4         Private Placement Purchase Agreement
 ***10.5         Consulting Agreement dated April 24,1996 with Pelican
                 Securities & Investments  Ltd., Softbreeze Ltd., Montaraz
                 Limited, Onvoy Holdings Ltd. and Wideglobe Ltd.
****10.6         Alpha/Beta Test Agreement dated March 20, 1997 between the
                 Company and Ramada Franchise Systems, Inc.
   *21           Subsidiaries of the Company
    27           Financial Data Schedule
------------------
* Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
** Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-10287.
*** Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended September 30, 1996.
**** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

                       CASDIM INTERNATIONAL SYSTEMS, INC.


                                     /s/Yehuda Shimshon
                                     ------------------
                                       Yehuda Shimshon
                                       Chairman of the Board, President & CEO



                                     /s/Doron Leave
                                     --------------
                                        Doron Leave
                                        Acting Chief Financial Officer




Date: August 15, 1997

                                  EXHIBIT INDEX


Exhibit No.              Description
-----------              -----------

     27                  Financial Data Schedule