Form 10QSB
period 1997-09-30
CASDIM INTERNATIONAL SYSTEMS INC
filed 1997-11-18
CIK 847470

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

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

As of September 30, 1997, the Issuer had 15,334,001 shares of Common Stock, par value $0.01, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes__   No  X

                       CASDIM INTERNATIONAL SYSTEMS, INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1.  Financial Statements

   Consolidated balance sheets at September 30, 1997 and December 31, 1996.....3

   Consolidated statements of income for the three and nine months ended September 30, 1997 and 1996..................................4

   Consolidated statements of cash flows for the nine months
            ended September 30, 1997 and 1996..................................5

   Notes to unaudited consolidated financial statements.....................6-13

   Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................14


Part II - Other Information:


   Item 4.  Submission of Matters to a Vote of Shareholders...................18

   Item 6.  Exhibits and Reports on Form 8-K..................................18

Signatures....................................................................19

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30,           December 31,
                                                                                   1997                     1996
                                                                                (Unaudited)              (Audited)
                                                                                -----------              ---------
                                     ASSETS
CURRENT ASSETS
            Cash............................................................      $ 234,187              $ 915,527
            Accounts receivable
                     Trade - Note 8.........................................        295,331                438,807
                     Related Parties........................................      1,037,401                834,144
                     Other..................................................        249,581                254,200
            Prepaid expenses ...............................................             --                148,323
            Investments.....................................................         90,000                173,596
                                                                                 ----------              ---------
                                                                                  1,906,500              2,764,597
PROPERTY AND EQUIPMENT
            Property and equipment..........................................        283,401                225,361
            Less accumulated depreciation...................................        (93,871)               (36,435)
                                                                                   --------               --------
                                                                                    189,530                118,926
OTHER ASSETS
            Deposits........................................................         55,893                 10,200
            Start-up and organization costs, net............................         43,096                 48,304
            Patent, net - Note 3............................................        362,500                400,000
            Product development costs - Note 4..............................      1,419,056                943,164
                                                                                 ----------             ----------
                  Total.....................................................     $3,976,575             $4,355,191
                                                                                 ==========             ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable
                     Trade..................................................     $  162,750              $  52,675
                     Other-Note 13..........................................        340,218                469,355
         Current maturities of long-term debt...............................        200,400                     --
             Notes payable..................................................        458,158              1,344,416
                                                                                 ----------              ---------
                                                                                  1,161,526              1,866,446
LONG-TERM DEBT
         Accrued severance pay - Note 5.....................................          7,450                 25,474
         Long term bank debt - Note 9.......................................        700,050                     --
STOCKHOLDERS' EQUITY - Notes
         Common stock, $.01 par value, 30,000,000
            shares authorized 15,334,001 shares issued and
                outstanding, 285,000 shares held as treasury stock..........        169,590                    985
         Additional paid in capital.........................................      4,873,057              3,145,268
         Less treasury stock (cost).........................................         (1,425)                (1,425)
         Gain (loss) from foreign currency translation......................             --                (51,860)
              Retained earnings (deficit)...................................     (2,933,673)              (629,697)
                                                                                 -----------             ---------
                             Total shareholders' equity.....................     $2,107,549             $2,463,271
                                                                                 ----------             ----------
                                 Total liabilities and shareholders' equity.     $3,976,575             $4,355,191
                                                                                 ==========             ==========

        See accompanying notes to the consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                 Three Months           Three Months           Nine Months          Nine Months
                                                   Ended                  Ended                  Ended              Ended
                                                September 30,          September 30,         September 30,        September 30,
                                                    1997                    1996                  1997                1996
                                                    ----                    ----                  ----                ----
Sales........................................      $ 1,645               $122,832               $33,091             $384,866
Cost of sales................................       18,296                 26,679                50,547               82,707
                                                  --------               --------                ------            ---------
Gross profit.................................      (16,651)               (96,153)              (17,456)             302,159
Selling, general and adminis-
   trative expenses..........................      386,296                188,277             2,348,839              779,720
                                                   -------               --------             ---------             --------
(Loss) from operations                            (402,947)               (92,124)           (2,366,295)            (477,561)
Other income (expense)
     Interest income.........................        8,901                 30,953                26,437               40,164
     Interest expense........................      (15,272)                (6,937)              (57,661)             (41,744)
     Gain (loss) from sale of
       investments...........................           --                     --               145,402                   --
                                                  --------                -------              --------               ------
                 Total.......................       (6,371)                24,061               114,178               (1,580)
                                                    ------                -------              --------               -----

(Loss) from operations
    before taxes.............................     (409,318)               (68,108)           (2,252,117)            (479,141)
Income taxes.................................           --                     --                    --                   --
                                                 ---------                -------            ----------             --------
Net (loss)...................................    $(409,318)              $(68,108)          $(2,252,117)           $(479,141)
                                                 =========               ========           ===========            =========
Net (loss) per share of
    common stock.............................      $(.0252)               $(.0050)              $(.1469)             $(.0351)
                                                   =======                =======               =======             ========
Net (loss) per share of
common stock on a fully
    diluted basis............................      $(.0277)               $(.0044)              $(.1571)             $(.0354)
                                                   =======                =======              ========             ========
Weighted average number of
    outstanding shares.......................   14,635,009             15,606,139            14,334,497           13,898,100
                                                ==========             ==========            ==========           ==========




          See accompanying notes to consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                                    1997                  1996
                                                                                    ----                  ----
                                                                                (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)....................................................     $(2,252,117)            $(531,002)
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization.................................           100,144                68,311
          Stock option compensation.......................................              --               164,063
     Changes in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable - trade.....................................         143,476              (331,400)
          Accounts receivable - other.....................................         (50,315)             (264,208)
     (Decrease) increase in:
          Accounts payable - trade........................................         110,075                13,888
          Accounts payable - other........................................        (129,137)              (42,264)
                                                                                 ---------               -------
               Net cash provided (used) by
               operating activities.......................................      (2,077,874)             (922,612)
                                                                                 ---------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for start-up costs...........................................              --               (37,843)
     Purchase of property and equipment...................................         (58,039)              (81,602)
     Sale of investments - net............................................          83,596                    --
     Payment of security deposit..........................................         (45,963)              (10,200)
     Payment for product development costs................................        (475,892)             (397,650)
                                                                                  --------              --------
               Net cash used in investing activities.....................         (496,028)             (527,295)
                                                                                  --------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable..........................................          14,192               542,083
     Severance pay........................................................         (18,024)               22,547
     Proceeds from issuance of stock......................................       1,896,394             2,686,766
                                                                                 ---------             ---------
               Net cash provided by financing activities..................       1,892,562             3,251,396
                                                                                 ---------             ---------
NET INCREASE (DECREASE) IN CASH...........................................        (681,340)            1,801,489
CASH:
     Beginning of period..................................................         915,527                    26
                                                                                ----------            ----------
     End of period........................................................       $ 234,187            $1,801,515
                                                                                 =========            ==========


          See accompanying notes to consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations  of the  Securities  and  Exchange  Commission.  The  financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                       CASDIM INTERNATIONAL SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                       CASDIM INTERNATIONAL SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

4.   Product Development Costs

     Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been capitalized. Total costs incurred to September 30, 1997 were $1,419,056. The costs were principally incurred in the development of the Company's IOD information on demand project for Ramada Franchise Systems, Inc.

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

                       CASDIM INTERNATIONAL SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     company are not under CISL's control or management and are therefore not reflected in the Company's balance sheet.

6.   Capital Stock

     On May 22, 1997 the Company completed a private placement of its securities in which 1,200,000 shares of common stock were issued for $1,500,000. The Company has agreed to pay the purchasers a penalty of 20,000 shares of Common Stock per month beginning August 26, 1997 until such time as a Registration Statement covering such shares is declared effective by the Securities and Exchange Commission.

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

     Under a public relations retainer agreement (the "Agreement") with Sunrise Financial Group Inc. ("Sunrise"), the Company agreed to issue Sunrise options to purchase up to 700,000 shares of its common stock as consideration for its public relations services. Of such options, 460,000 options vested as of April 24, 1996 and options to purchase 10,000 shares of common stock were to vest monthly for a 24-month period, subject to the continued provision of services by Sunrise. Options to purchase 540,000 shares of common stock had vested as of December 31, 1996. Under the Agreement, the purchase price of each share subject to an option is $1.00. In March 1997, the "Agreement" with Sunrise was terminated. The parties agreed that Sunrise would retain options to purchase up to 300,000 shares of the Company's common stock. The term of these options will expire on April 2001.

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

                       CASDIM INTERNATIONAL SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



     The Company has accounted for the fair value of the grant of options to Sunrise and Pelican in accordance with FASB Statement 123. The compensation costs that has been charged against income for the options granted to Sunrise and to Pelican was $164,063.

     Warrants

     The Company issued warrants exercisable into 1,150,000 shares of common stock in connection with its May 1996 private placement. The Company issued additional warrants exercisable into 200,000 shares of common stock in connection with its May 22, 1997 private placement. All of such warrants, which are exercisable at $1.00 per share, have been included in the computation of fully diluted earnings per share. As of September 30, 1997, 500,000 of such warrants have been exercised and there remain 850,000 warrants available to be exercised.

8.   Accounts Receivable

     In March 1997, CISL was informed by Kupat Holim Lambed, of its continued postponement of payment of a trade account receivable owed to the Company in the amount of approximately $300,000. The Company has also been informed by Kupat Holim Lambed that a change in senior management is currently being contemplated. The Company is continuing to evaluate the collectibility of this account.

9.   Long Term Bank Debt

     On March 3, 1997, CISL converted $900,450 of short-term debt into long-term debt. The terms of the refinancing call for payments of principal and interest at a 7.75% annual interest rate.

     The following is a schedule of principal payments:


          1997                      $  200,400
          1998                         200,400
          1999                         200,400
          2000                         200,400
          2001                          98,850
                                     ---------
                                    $  900,450
          Current Maturities          (200,400)
                                    ----------
          Long Term Debt            $  700,050
                                    ==========

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

     The unaudited pro forma basic and diluted earnings per share for the nine months ended September 30, 1997 and 1996 computed in accordance with FAS 128 are as follows:


                                     Nine Months             Nine Months
                                        Ended                   Ended
                                    September 30,           September 30,
                                        1997                    1996
                                        ----                    ----
Basic (loss) per share.............   $( .1471)              $( .0351)
                                      =========              =========
Diluted (loss) per share...........   $( .1546)              $( .0354)
                                      =========              =========


11.  Statement of Cash Flows

     Supplemental Information:

                                         Nine Months         Nine Months
                                            Ended               Ended
                                        September 30,       September 30,
                                            1997                 1996
                                            ----                 ----
Interest paid                             $ 57,661             $ 41,744
                                          ========             ========
Income taxes paid                          $ -0-                $ -0-
                                           ======               =====

12.  Segment Reporting-Foreign Operations

     Included  in  the  consolidated   financial  statements  is  the  following
     financial information relating to the company's wholly owned foreign subsidiary, Casdim Interactive Systems, Ltd. ("CISL").


BALANCE SHEET AS OF SEPTEMBER 30, 1997
    ASSETS
         Cash..................................................... $     1,173
         Accounts receivable - trade..............................     294,331
         Accounts receivable - related parties....................   1,037,401
         Property and equipment - net.............................     112,402
         Patent - net.............................................     362,500
                                                                   -----------
            Total     ............................................ $ 1,808,807
                                                                   ===========

    LIABILITIES AND SHAREHOLDERS EQUITY
         Notes payable............................................ $   658,558
         Accounts payable.........................................      75,569
         Other payables...........................................     793,583
         Long term debt...........................................     700,050
         Accrued severance pay - net..............................       7,450
         Capital stock............................................          35
         Retained earnings (deficit)..............................    (426,438)
                                                                   -----------
            Total................................................. $ 1,808,807
                                                                   ===========

INCOME STATEMENT FOR THE NINE MONTHS ENDED SEPT. 30, 1997
    Sales......................................................... $    33,091
    Cost of sales.................................................      50,547
                                                                   -----------
    Gross profit..................................................    ( 17,456)
    Sales, administrative and general expenses....................     427,649
                                                                   -----------
    Operating (loss)..............................................    (455,105)
    Interest expense..............................................      57,661
                                                                   -----------
            Net (loss)............................................ $  (502,766)
                                                                   ============

                       CASDIM INTERNATIONAL SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.  Other Payables

     Included in other payables are the following:

                                                    Sept. 30, 1997    December 31, 1996
                                                    --------------    -----------------
Related party......................................    $453,365                --
Accrued payroll ...................................      25,748           $49,751
Accrued expenses...................................       7,822            12,662
Income taxes payable to the State of Israel........     306,648           406,942
                                                        -------           -------
                                                       $793,583          $469,355
                                                       ========          ========



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

     The Company and Dick Clark International Cable Ventures Ltd. ("Dick Clark Ventures") have agreed to enter into a joint venture, to be known as Technology Transfer Corporation, to exploit certain satellite transmission licenses held by an affiliate of Dick Clark Ventures in Mexico. These licenses, granted by the Secretaria de Communicaciones y Transports ("SCT") of Mexico, allow for the installation or utilization of shared teleports, for the bi-directional transmission of voice, video and data within the footprint of the Mexican Government's two Solidaridad satellites. The Company has agreed to contribute $500,000 to the joint venture which will design, install and operate an advanced communications platform based on the satellite platform. To date, the Company has expended over $400,000 in connection with this project. When activated, the satellite network is intended to provide a variety of electronic services, currently unavailable on a wide scale in Mexico. Initially, the joint venture intends to provide electronic transactional services under the trade name DataMex(TM) which service will include transactional banking via an interconnected ATM network, point of purchase transactions and international funds transfers. No assurance can be given that this joint venture will begin operation, will be able to raise sufficient capital for the initiation of its proposed business or will be successful in developing the network.

Results of Operations

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996.

     Sales by the Company's wholly owned Israeli subsidiary decreased to $1,645 during the quarter ended September 30, 1997 from $122,832 in the comparable 1996 quarter. The Company expects that the revenues of its Israeli subsidiary will increase to a limited degree during the remainder of 1997 as a result of its installation of interactive multimedia informational and transactional kiosks at Ben Gurion Airport and its obtaining exclusive rights from an Israeli insurance company to sell insurance products through kiosks at the Ben Gurion Airport. The Company is developing software to allow Israeli citizens to purchase insurance prior to their departing Israel for trips abroad.

     In the third quarter of 1997, the Company's costs of sales decreased to $18,296 from $26,679 in the 1996 third quarter. As a result of its limited sales, the Company had a negative gross profit for the 1997 third quarter of $16,651 compared to a negative gross profit of $96,153 in the 1996 third quarter. The Company expects its gross margins to vary in the future depending on the nature and volume of its revenues.

     Selling, general and administrative expenses increased to $386,296 in the 1997 third quarter from $188,277 in the 1996 third quarter, due primarily to the increased marketing costs associated with the Company's efforts to penetrate the North American market and costs associated with the maintenance of executive offices in New York City. The Company anticipates that selling, general and administrative expenses will continue to at approximately the same rate for the remainder of 1997, a result of the expenses associated with the introduction of its IOD System.

     During the 1997 third quarter, the Company had other expenses of $6,371 as compared to other income of $24,061 in the 1996 third quarter. In the 1997 third quarter, the Company was able to offset a part of its increased interest expenses with interest income from the investment of the remaining proceeds of its May 1997 private placement. The Company expects that its net interest expense will increase during the remainder of 1997.

     For the quarter ended September 30, 1997, the Company had a loss from operations of $409,318 as compared to a loss from operations of $68,108 in the 1996 comparable quarter. The Company's operating loss in the 1997 third quarter was due primarily to the increase in the Company's selling, general and administrative expenses and its low level of sales. The Company expects to continue to incur losses during the remainder of 1997 and in 1998, but has begun to institute a program to curb expenses in order to reduce the level of such loss. After the completion of the third quarter, the Company cut its staff in Israel to two full time employees and sharply reduced the ongoing operating expenses of its Israeli subsidiary.

     In the quarters ended September 30, 1997 and 1996, the Company was not required to pay any income taxes as a result of its operating losses.

     As a result of the foregoing, the Company's net loss was $409,318 or $.0252 per share for the quarter ended September 30, 1997 as compared to a net loss of $68,108 or $.005 per share for the quarter ended September 30, 1996.

Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996

     Product sales decreased to $33,091 during the nine-month period ended September 30, 1997 from $384,866 during the comparable period in 1996. The decrease in sales was principally attributable to the Company's Israeli subsidiary's inability to generate substantial revenues from either kiosk sales or leasing.

     Cost of sales decreased to $50,547 in the 1997 period from $82,707 in the 1996 nine-month period, principally as a result of the Company's lower level of sales. As a result of the foregoing, the Company's gross profit for the nine-month period ended September 30, 1997 was a negative $17,456 as compared to a gross profit of $302,159 in the 1996 period.

     Selling, general and administrative expenses increased in the 1997 nine-month period to $2,348,839 from $779,720 in the 1996 comparable period, due primarily to the Company's establishment of executive offices in New York City, increased compensation, legal and accounting costs, and increased marketing costs associated with the Company's efforts to penetrate the United States market.

     During the nine months ended September 30,1997, the Company had other income of $114,178 as compared to other expenses of $1,580 in the 1996 period. In the 1997 period the Company recorded a gain of $145,402 on the sale of an investment.

     For the nine-month period ended September 30, 1997, the Company had an operating loss of $2,252,117 as compared to an operating loss of $479,141 for the comparable period in 1996. The increase in the Company's operating loss during the 1997 period was due primarily to the increase in the Company's selling, general and administrative expenses and the decline in sales.

     As a result of the foregoing, the Company had a net loss of $2,252,117 or $.1469 per share for the 1997 nine-month period as compared to a net loss of $479,141 or $.0351 per share in the comparable 1996 period.

Liquidity and Capital Resources

     At September 30, 1997, the Company had $234,187 in cash and $744,974 in working capital as compared to $915,527 in cash and $898,151 in working capital at December 31, 1996. In 1997, the Company received $400,000 upon the exercise of warrants issued in the 1996 private placement and the completed a $1.5 million private placement in the second quarter of 1997. In addition, the Company's financial position benefitted from the conversion of $955,550 of its Israeli subsidiary's short-term debt into long-term debt. These actions were offset by the Company losses during 1997.

     Among the factors that will affect the Company's working capital in the future will be (i) the amount and timing of the expenditures required to complete the development, installation and testing of the IOD System, and (ii) the timing of the payment of remaining amount due on the capital contribution which the Company has agreed to make to the joint venture with Dick Clark Ventures. Another factor which will effect working capital is the collectibility of a receivable of approximately $300,000 from Kupat Holim Lambed, an Israeli health maintenance organization, which is almost two years old. The Company has begun to reduce its costs in order to conserve its financial resources and develop its current projects. Monthly expenses in the United States and Israel were reduced to less than $150,000 per month in the third quarter of 1997 in effort to conserve cash. The Company's Israeli subsidiary will concentrate its efforts on its Ben Gurion Airport project, while in the United States, the Company will concentrate on completing its alpha site in Miami for its project with RFS and will seek to obtain contracts for the IOD System from other hotel chains.

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

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

          None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    *2       Agreement for the Exchange of Stock and Reorganization
   **3.1     Articles of Incorporation (Delaware)
   **3.2     By-laws
  ***4.1     Form of Warrant Agreement
  ***4.2     Stock Option Agreement with Sunrise Financial Group Inc.
   **4.3     Stock Option Agreement between the Company and Pelican Consultants
             U.S.A., Inc.
   **4.4     Warrant Agreement dated May 22, 1997 between the Company and
             Lydford Ltd.
   **4.5     Form of Registration Rights Agreement between the Company and
             Brayford Ltd., Lydford Ltd. and Stolin Ltd.
   *10.1     Software Adaptation Services Agreement dated January 10, 1995 between the Company and Casdim Software Systems Ltd.
  **10.2     Debt Agreement dated March 3, 1997 between Casdim International
             Systems, Ltd. and Bank Hapoalim
   *10.3     Patent (No. 108935) Agreement dated January 6, 1995 between Casdim
             Software Systems Ltd. and C.I.S. Clinical Information Systems Ltd.
 ***10.4     Private Placement Purchase Agreement
 ***10.5     Consulting Agreement dated April 24, 1996 with Pelican Securities &
             Investments Ltd., Softbreeze Ltd., Montaraz Limited, Onvoy Holdings
             Ltd. and Wideglobe Ltd.
****10.6     Alpha/Beta Test Agreement dated March 20, 1997 between the Company and Ramada Franchise Systems, Inc.
   *21       Subsidiaries of the Company
    27       Financial Data Schedule
------------------
* Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

                                       CASDIM INTERNATIONAL SYSTEMS, INC.


                                       /s/Yehuda Shimshon
                                       ------------------
                                          Yehuda Shimshon
                                          Chairman of the Board, President & CEO



                                       /s/Doron Leave
                                       --------------
                                          Doron Leave
                                          Acting Chief Financial Officer




Date: November 18, 1997

                                  EXHIBIT INDEX


Exhibit No.          Description
-----------          -----------

    *2       Agreement for the Exchange of Stock and Reorganization
   **3.1     Articles of Incorporation (Delaware)
   **3.2     By-laws
  ***4.1     Form of Warrant Agreement
  ***4.2     Stock Option Agreement with Sunrise Financial Group Inc.
   **4.3     Stock Option Agreement between the Company and Pelican Consultants
             U.S.A., Inc.
   **4.4     Warrant Agreement dated May 22, 1997 between the Company and
             Lydford Ltd.
   **4.5     Form of Registration Rights Agreement between the Company and
             Brayford Ltd., Lydford Ltd. and Stolin Ltd.
   *10.1     Software Adaptation Services Agreement dated January 10, 1995 between the Company and Casdim Software Systems Ltd.
  **10.2     Debt Agreement dated March 3, 1997 between Casdim International
             Systems, Ltd. and Bank Hapoalim
   *10.3     Patent (No. 108935) Agreement dated January 6, 1995 between Casdim
             Software Systems Ltd. and C.I.S. Clinical Information Systems Ltd.
 ***10.4     Private Placement Purchase Agreement
 ***10.5     Consulting Agreement dated April 24, 1996 with Pelican Securities &
             Investments Ltd., Softbreeze Ltd., Montaraz Limited, Onvoy Holdings
             Ltd. and Wideglobe Ltd.
****10.6     Alpha/Beta Test Agreement dated March 20, 1997 between the Company and Ramada Franchise Systems, Inc.
   *21       Subsidiaries of the Company
    27       Financial Data Schedule
------------------
* Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
** Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-10287.
*** Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended September 30, 1996.
**** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.