Form 10KSB
period 1997-12-31
CASDIM INTERNATIONAL SYSTEMS INC
filed 1998-04-14
CIK 847470

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                        Commission File Number: 00-21219

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 (Name of small business issuer in its charter)

         Delaware                                    83-0288100
 (State or other jurisdiction
of incorporation or organization)           (I.R.S. Employer Identification No.)

            150 East 58th Street
          New York, New York 10155                          10155
   (Address of principal executive offices)               (Zip Code)

Issuer's telephone number: (212) 829-1700
Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                   Name of each exchange on which registered
 -------------------                   -----------------------------------------
      None                                               None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
   Yes   X     No  ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $33,091.

The aggregate market value of voting stock held by non-affiliates computed using the average of the bid and asked prices reported by the Nasdaq Bulletin Board, on April 13, 1998 was $1,821,720.25.

As of April 8, 1998, the Registrant had 15,394,001 shares of Common Stock, par value $0.01, outstanding.

Transitional Small Business Disclosure Format     Yes ___    No  X.

                                     PART I

Item 1.  Description of Business

General

     Casdim International Systems, Inc. and its subsidiaries (collectively referred to herein as the "Company" or "Casdim") is a multimedia and communications company engaged in the integration of interactive televisions, which will be used to provide interactive programs to link vendors and customers and to supply information and transactions on demand (the "IOD System"). The IOD System is designed to provide information and video on demand to the hotel guest community. The IOD System will offer a wide range of local, national and international activities and services, including business information, leisure insight, internet connectivity, databanks and members' club facilities through various Internet/Enthroned services and video on demand activities. Another area of the Company's business is the development of servers and communications applications for both satellite-based networks and wide area networks ("WAN"), that will enable vendors to deliver information services and effect transactions from their place of business.

     Historically, the Company's principal business was the sale and lease of multimedia kiosks, and the development and sale of databases, kiosk and kiosk home pages, servers and communications applications. In 1997, the Company discontinued the operations of its Israeli subsidiary, Casdim Interactive Systems Ltd., as a result of the substantial losses incurred by it in conducting its kiosk business, and determined that the best use for its technology in the North American market was in the context of the lodging industry and in the transmission of electronic data via satellite.

Products

     The IOD System

     On March 20, 1997, the Company and Ramada Franchise Systems, Inc. ("RFS"), a wholly-owned subsidiary of HFS Incorporated, entered into an agreement for "alpha" and beta" testing of Casdim's IOD System. The IOD System incorporates interactive television, Internet, video-on-demand, e-mail, and a club member facility. The IOD System is designed to utilize a WAN to link video and data servers via satellites and/or cable television systems. Under the proposed arrangement, Casdim will derive revenues from advertising, vendor commissions and user fees. RFS currently has over 120,000 lodging rooms in its franchise network. The Company and RFS have agreed to enter into an agreement for full system implementation of the IOD System, pursuant to which RFS will exclusively recommend the IOD System to all of its franchises, upon the successful completion of the alpha and beta testing at various Ramada Inn locations. The testing of the IOD System was completed in March 1998. The Company built a demo hotel room with the IOD System in its N.Y. offices and is presently demonstrating the operation of the IOD System to hotel managers and owners. No assurance can be given that RFS will provide the Company the Internet-content for the IOD System or that RFS will recommend the installation of the IOD System or that the Company will be able to raise sufficient funds to install its IOD System within the Ramada Inn franchise system.

     It is anticipated hotel guests utilizing the IOD System will access the IOD System through the Casdim default channel of their television and will have access to various services pursuant to the following planned directories and applications:

     Hotel Members Club. When a guest checks in to the hotel he or she will have the option of becoming a hotel club member. Members will enjoy customized IOD, stock, sport and news screens. The guest will have a personalized screen with the list of stocks he wishes to follow or see how his favorite sports team is doing. In addition, some hotels may chose to offer members credit points for use of certain hotel facilities, such as restaurants and shops. A leisure screen allows the guest to chat with others on the Internet with common interests.

     Business. This directory will allow the hotel guest to keep up to date with the latest financial information, including stock quotes, financial data and market research, all of which will be regularly updated. Hotel Club Members will have their own customized screens detailing their specified securities portfolio.

     News. The news directory will provide the hotel guest with a summary of the day's events and will supply links to news services on the Internet for more in-depth coverage. A hotel club member will be able to turn his television into a customized news device by tailoring his or her preferences to his or her own personal taste.

     City Guide. A local-area guide that will provide neighborhood maps, yellow pages, and information on the latest films, cultural and sports events. The guest will be able to find out about local points of interest, restaurants, shops, and various activities. It is anticipated that tickets for films and cultural and sports events will be purchased by the guest using a credit card through the IOD secured system.

     E-mail and Fax. This directory will allow guests to send and receive e-mail and to form their personal e-mail address or Hotel Member's Club e-mail address. The hotel guest will also have the ability to send faxes worldwide.

     Travel. The Travel Directory will provide on-line airfare, hotel and car rental reservations through carefully selected Internet sites. All purchases will be charged directly to the guest's credit card through the IOD secured system.

     Weather. This directory will provide local and international weather data, including synoptic maps and satellite photography, allowing the guests to plan their day or continue travel arrangements.

     Hotel Guides. This directory is a customized interactive guide describing facilities and amenities available in a particular hotel, such as health spas, restaurants, business services, laundry and other services. The guide will incorporate a hotel's individual logo into the graphic images.

     Messaging. Message retrieval/viewing will provide hotel the guest with the opportunity to review his or her messages on the television screen.

     Http://. This directory will provide the guest unlimited Internet access.

     In cases where the Company will install Video on Demand facility in addition to the IOD System, such facility will include the following features:

     Account Review. An interactive guest services application that will enable the guest to review his or her individual hotel account status on the television screen.

     Video Check-Out. This application will allow the guest to check out of the hotel via the television screen.

     Video Store. This directory will offer movies in three ways; Video on Demand (offers the guest a variety of video titles from which to choose), Pay-Per-View (movies that are played on a set schedule), and Pay-Per-Day
(similar to Pay-Per-View, except for the billing cycle and the number of channels included in the package).

     Room Service. Room Service will allow the guest to order meals via the television screen instead of the telephone. It is anticipated that the basic types of room service to be provided will include "Tomorrow's Breakfast" and "All-Day Dining".

Proposed Mexican Venture

     The Company and Dick Clark International Cable Ventures Ltd. ("Dick Clark Ventures") agreed to enter into a joint venture, to be known as Technology Transfer Corporation, to exploit certain satellite transmission licenses held by an affiliate of Dick Clark Ventures in Mexico. These licenses, granted by the Secretaria de Communicaciones y Transports ("SCT") of Mexico, allow for the installation or utilization of shared teleports, for the bi-directional transmission of voice, video and data within the footprint of the Mexican Government's two Solidaridad satellites. The Company agreed to contribute $500,000 to the joint venture which will design, install and operate an advanced communications platform based on the satellite platform. To date, the Company has expended approximately $700,000 in connection with this project. The satellite network is intended to provide a variety of electronic services, currently unavailable on a wide scale in Mexico. Initially, the joint venture intends to provide electronic transactional services under the trade name DataMex(TM) which service will include transactional banking via an interconnected ATM network, point of purchase transactions and international funds transfers.

The Company is currently awaiting Dick Clark Ventures to obtain the licenses to be issued by the Mexican Government. The Company is also waiting for the amended licenses to be finalized. No assurance can be given that this joint venture will begin operation, will be able to raise sufficient capital for the initiation of its proposed business or will be successful in developing the network.

Sales, Marketing and Distribution

     In 1996 and 1997, the Company expended substantial efforts on its strategy of entering the North American market and achieved preliminary success by entering into relationships with RFS for its IOD System and with Dick Clark Ventures for the proposed transmission of electronic services via satellite. The Company intends to devote a substantial portion of its resources to the development and implementation of the technologies for these projects, with principal emphasis on the IOD System. No assurance can be given that these projects will be successful or that the Company will be able to raise sufficient funding for such projects.

Competition

     The electronic information distribution market is rapidly evolving and is competitive. The Company believes that most, if not all, of its competitors have greater financial resources and name recognition than the Company. In addition, some of these competitors, including LodgeNet Entertainment Corp. and Spectravision, currently offer information products which include some of the services included in the Company's IOD System. Accordingly, these competitors may have an advantage in competing with the Company since its IOD System is not commercially installed as yet. In addition, the Company expects to face competition from new entrants into its markets. Such competition could materially adversely affect the Company's business, financial condition and results of operation. There can be no assurance that the Company will be able to compete successfully against current or future competitors.

Government Regulation

     The Company's proposed joint venture with Dick Clark Ventures will, if initiated, be subject to regulation by the SCT of the Government of Mexico and may be subject to federal regulations with respect to the transmission of data by satellite into the United States.

Trademarks and Patents

     In January 1995, the Company acquired a pending patent (No. 108935) for its medical kiosks from Casdim Software Systems Ltd. ("CSS Ltd."), an affiliated company owned by Mr. Yehuda Shimshon, for $500,000. The consideration was based on the man-hours invested in the project by CSS Ltd. This patent is pending both in Israel and the United States. The Company does not have any registered trademarks.

Employees

     At March 17, 1998 the Company and its subsidiaries employed 8 persons, 1 in
technical   support,  1  in  marketing  and  sales,  and  6  in  operations  and administration.


Item 2. Description of Property

     The Company's executive offices are currently located in approximately 3,700 square feet of office space at 150 East 58th Street, New York, New York. The lease for such facilities expires on May 2, 2002. The annual rental for the lease is approximately $134,000.


Item 3. Legal Proceedings.

     An action was initiated against the Company by three investors who have alleged that they are owed a penalty fee in connection with their investment in the Company. The investors claimed that the Company failed to promptly file a registration statement with the Securities and Exchange Commission (the "Commission") with respect to their shares. Such investors have claimed that they are owed $210,000 by the Company. The Company intends to defend itself vigorously against the action brought by the investors.

     The Company has been advised that the Commission has entered a formal order of private investigation in connection with the offer, purchase or sale of securities of the Company. The Company has not been advised by the Staff of the Commission of the status of the investigation. There can be no assurance that the Commission will not initiate a proceeding against the Company and/or certain of its former or present affiliates in connection with its investigation, which proceeding could adversely affect the Company.


Item 4. Submission of Matters to a Vote of Security Holders.

     During the quarter ended December 31, 1997, the Company held it Annual Meeting of Stockholders. At the meeting held on December 22, 1997, the Company's stockholders voted on the election of directors and the appointment of the Company's auditors. The results of the vote were as follows:

     1. For the election of the following directors to hold office for a term until their successors are duly elected and qualified at the Company's next Annual Meeting of Stockholders:

                                   For                Withhold
                                   ---                --------
       Yehuda Shimshon          8,444,450              12,000
       Israel Shimshon          8,444,450              12,000
       Doron Leave              8,444,450              12,000
       Ilan Mintz               8,444,450              12,000
       David Tamir              8,444,450              12,000

     2. For the approval of the appointment of Hocker, Lovelett, Hargens & Yennie, P.C. as the Company's auditors for the year ended December 31, 1997


       For                 Against               Abstain
       ---                 -------               -------
     8,444,450              4,000                 8,000

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Because there has been no established trading market and only a limited number of market makers have sporadically offered to purchase and sell shares of the Company's Common Stock, during significant portions of the listed periods, reliable quotations for the Common Stock were not available.


1996                                           High            Low
----                                           ----            ---
First Quarter..........................       $1 1/8         $  7/32
Second Quarter.........................        5 3/4            1/2
Third Quarter .........................        5 1/4          2 3/4
Fourth Quarter.........................        5 1/2          4 1/16

1997
----
First Quarter..........................       $3 1/2          $1 1/32
Second Quarter.........................        2 7/16          1 13/32
Third Quarter..........................        1 11/16           11/16
Fourth Quarter.........................        1 7/32             9/32

     The Nasdaq Bulletin Board symbol for the Company's Common Stock is CDMI. As of March 11, 1998, there were approximately 21 holders of record and 380 beneficial owners of the Company's Common Stock.

     The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

Background

     The Company is a Delaware corporation, originally incorporated under the laws of Colorado on January 5, 1988 under the name of S.W. Financial Corporation for the purpose of acquiring an interest in one or more business opportunities in the field of multimedia, information and communication technology. During the three years prior to 1995, the Company had limited activity. The Company did not have revenues and expenses consisted principally of general and administrative costs used in the analysis of prospective business ventures. In keeping with the stated corporate purpose, the then management of the Company evaluated several business opportunities and, during the fiscal year ended December 31, 1995, finalized the Company's first corporate acquisition. The acquisition was effected by means of an agreement for the exchange of stock and plan of reorganization dated November 21, 1995, (the "Exchange Agreement"), by and among the Company, Casdim Interactive Systems USA, Inc. ("Casdim USA"), a Nevada corporation, and Mr. Yehuda Shimshon. Mr. Shimshon acted on behalf of himself and Cedarwood Trading & Investment Ltd. ("Cedarwood"), a trust in which he is primary beneficiary. Pursuant to the terms of the Exchange Agreement, the Company acquired all the issued and outstanding shares of Casdim USA, in exchange for 425,000,000 shares of the Company issued to Mr. Shimshon and Cedarwood in equal amounts. At the time of the exchange, Mr. Shimshon and Cedarwood were each 50% shareholders of Casdim USA. The Exchange Agreement, which became effective on December 11, 1995, was approved at a special meeting of the shareholders of the Company held on October 24, 1995 at which the shareholders also approved: (i) renaming the Company Casdim International Systems, Inc.; (ii) the 50:1 stock split of 76,700,000 shares, the then outstanding number of shares of the Company, into 1,534,000 shares; (iii) the relocation of the Company's headquarters from Colorado to Nevada and (iv) the appointment of Mr. Shimshon as President and Chairman of the Board. The exchange transaction resulted in a change of control in the Company and at December 31, 1995, each of Mr. Shimshon and Cedarwood owned 44.1% of the Company's outstanding shares of Common Stock. In April 1997 the Company was merged into a Delaware subsidiary and changed its state of incorporation to Delaware.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

     Product sales decreased to $33,091 during the year ended December 31, 1997 from $508,713 in the year ended December 31, 1996. The decrease in sales was principally attributable to the Company's Israeli subsidiary inability to generate substantial revenues from either kiosk sales or leasing and the discontinuation of operation of the subsidiary in the fourth quarter of 1997.

     Cost of sales decreased to $50,547 in 1997 from $379,806 in 1996, principally as a result of the Company's lower level of sales and the discontinuation of the operations of its Israeli subsidiary. As a result of the foregoing, the Company's gross profit for 1997 was negative $17,456 compared to $128,907 in 1996.

     Selling, general and administrative expenses increased to $2,774,875 in 1997 from $1,259,347 in 1996, due primarily to the Company's investment of approximately $700,000 in the Dick Clark Venture project, establishment of executive offices in New York City, increased compensation, legal and accounting costs, and increased marketing costs associated with the Company's efforts to penetrate the United States market. In 1997, the Company also recognized a loss of approximately $300,000 as a result of the write-off of an uncollectible account receivable of Kupat Holim Leumit.

     In 1997, the Company capitalized approximately $929,000 of product development costs principally relating to the IOD System as compared to approximately $943,000 of product development costs relating to this project in 1996.

     During 1997, the Company had other income of $40,733 as compared to other income of $52,537 in 1996. In the first quarter of 1997 the Company recorded a gain of $145,402 on the sale of an investment.

     For the year ended December 31, 1997, the Company incurred an operating loss of $2,751,598 as compared an operating loss of $1,173,977 for the year ended December 31, 1996. The increase in the Company's operating loss during 1997 was due primarily to the increase in the Company's selling, general and administrative expenses and the decline in sales. In addition, in 1997 the Company recorded a loss of $774,020 from the discontinued operations of its Israeli subsidiary.

     As a result of the foregoing, the Company recorded a net loss of $3,525,618 (or $.23 per share, based on 15,334,001 weighted average shares outstanding) for the year ended December 31, 1997 as compared to a net loss of $1,173,977 (or $.09 per share based on 13,349,000 weighted average shares outstanding) for the year ended December 31, 1996.

Liquidity and Capital Resources

     At December 31, 1997, the Company had $216,337 in cash and $332,498 in working capital as compared to $915,527 in cash and $898,151 in working capital at December 31, 1996. In 1997, the Company entered into various financings in order to raise funds for its working capital requirements. In 1997, the Company received $400,000 upon the exercise of warrants issued in its 1996 Private Placement and $1.5 million from the sale of 1,200,000 shares of Common Stock in a private placement. On December 23, 1997, the Company sold $250,000 principal amount of 10% convertible secured note due on January 5, 1999 (the "December Note") to an investor. The December Note is convertible into shares of Common Stock for a period of nine months and fourteen days beginning March 23, 1998 and ending January 5, 1999, at a 20% discount to the average closing bid price per share of the Common Stock on the Nasdaq Bulletin Board on the five trading days prior to the conversion date (the "Market Price"). After the 180th day, the December Note is convertible at a 30% discount to Market Price. In the event the Market Price will be less than $0.50 per share, the December Note will be convertible at 50% discount to the closing bid price for the share of Common Stock for the five trading days before the conversion date. In addition, the Company issued to the investor two-year warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.50 per share. In 1997, the Company's financial position also benefitted from the conversion of $955,550 of its Israeli subsidiary's short-term debt into long-term debt. The proceeds from the Company's financings funded the Company's operations in 1997.

     On March 17, 1998, the Company sold an additional $200,000 principal amount of 10% convertible secured note due on January 8, 1999 (the "March Note"). The March Note is convertible into shares of Common Stock for six months and twenty four days beginning June 15, 1998 and ending January 8, 1999, at a 20% discount to the average closing bid price per share of the Common Stock on the Nasdaq Bulletin Board for the five trading days prior to the conversion day (the "March Note Market Price"). After the 180th day, the conversion price is convertible at a 30% discount to the March Note Market Price. In the event the March Note Market Price will be less than $0.50, the March Note will be convertible at a 50% discount to the bid price for the Common Stock for the five trading days before the conversion date. In addition, the Company issued to the investors two-year warrants to purchase 200,000 shares of Common Stock, at an exercise price equal to 80% of the average closing bid and asked price of the Company's Common Stock as reported by the Nasdaq Bulletin Board (and if not quoted on the Nasdaq Bulletin Board as reported by National Quotation Bureau) on September 17, 1998.

      Among the factors that will affect the Company's working capital in the future will be (i) the amount and timing of the expenditures required to complete the development, installation and testing of the IOD System, and (ii) the timing of the payment of the remaining amount due on the capital contribution which the Company has agreed to make to the joint venture with Dick Clark Ventures, if such venture ultimately proceeds, for which no assurance can be given. In 1997 the Company reduced its costs in order to conserve its financial resources and develop its current projects. Monthly expenses in the United States were reduced to less than $100,000 per month in the third and fourth quarters of 1997 in an effort to conserve cash.

     Management believes that the Company will require additional financing of $1.8 million in 1998 to fund the installation of the IOD System at various Ramada Inn sites. In addition the Company will require $1.2 million for further development of the IOD System, to start the full marketing and sales activities for the IOD System and to have sufficient working capital for the remainder of the year. Although the Company is currently investigating several sources of financing, no assurance can be given that the Company will be able to raise sufficient financing on either an equity or debt basis to permit it to continue operations and implement its IOD System.

Item 7.  Financial Statements

                          Index to Financial Statements


Independent Auditors' Report.............................................F-1

Financial Statements:

      Consolidated Balance Sheets .......................................F-2

      Consolidated Statements of Income..................................F-4

      Consolidated Statements of Stockholders Equity.....................F-5

      Consolidated Statements of Cash Flows..............................F-6

      Notes to Financial Statements......................................F-8

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
CASDIM INTERNATIONAL SYSTEMS, INC.


We have audited the accompanying consolidated balance sheets of CASDIM INTERNATIONAL SYSTEMS, INC. (a Delaware corporation) and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CASDIM INTERNATIONAL SYSTEMS, INC. and its subsidiaries as of December 31, 1997 and 1996 and the results of their operations, stockholders' equity and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                      /s/Hocker, Lovelett, Hargens & Yennie, P.C.

April 7, 1998
Riverton, Wyoming

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996



                                                           1997                     1996
                                                          ------                   -----
     ASSETS

CURRENT ASSETS
     Cash                                               $216,337                 $915,527
     Accounts receivable
        Trade - Note 10                                       --                  438,807
         Related parties                                      --                  834,144
         Officers                                        247,695                  254,200
         Prepaid expenses                                     --                  148,323
     Investments                                          90,000                  173,596
                                                         -------                ---------

         Total                                           554,032                2,764,597


PROPERTY AND EQUIPMENT - Note 4
     Property and equipment                               95,977                  225,361
     Less accumulated depreciation                       (15,159)                 (36,435)
                                                         -------                 --------
         Net                                              80,818                  188,926

OTHER ASSETS
    Deposits                                              55,893                   10,200
     Start-up and organization
        costs, net                                        44,870                   48,304
     Patent, net - Note 5                                     --                  400,000
     Product development costs - Note 6                1,872,421                  943,164
                                                       ---------                ---------


               TOTAL                                  $2,608,034               $4,355,191
                                                      ==========               ==========







           See accompanying notes to consolidated financial statements

                        CASDIM INTERNATIONAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                                  1997               1996
                                                                 ------             ------
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable
         Trade                                                  $249,335           $ 52,675
         Other - Note 13                                              --            469,355
     Current maturities of long-term debt                        574,602                 --
     Notes payable - Note 14                                     250,000          1,344,416
                                                                 -------          ---------
         Total                                                 1,073,937          1,866,446

LONG-TERM DEBT
     Accrued severance pay - Note 7                                   --             25,474
     Long-term bank debt - Note 11                               700,050                 --
                                                              ----------          ---------

               TOTAL                                           1,773,987          1,891,920

STOCKHOLDER'S EQUITY - Note 9
     Common stock, $.01 par value,
        30,000,000 shares authorized
        15,334,001 shares issued and
        outstanding, 285,000 shares
        held in treasury stock                                   169,590                985
     Additional paid in capital                                4,873,057          3,145,268
     Less treasury stock (cost)                                   (1,425)           ( 1,425)
     Gain (loss) from foreign currency translation               (51,860)           (51,860)
     Retained earnings (deficit)                              (4,155,315)         ( 629,697)
                                                              ----------         ----------
         Total shareholders' equity                              834,047          2,463,271
                                                               ---------         ----------

               Total liabilities and shareholders' equity     $2,608,074         $4,355,191
                                                              ==========         ==========









           See accompanying notes to consolidated financial statements

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                               1997                      1996
                                                              ------                    ------
SALES                                                        $33,091                   $508,713
COST OF SALES                                                 50,547                    379,806
                                                           ---------                 ----------
GROSS PROFIT                                                 (17,456)                   128,907
SALES, ADMINISTRATIVE AND GENERAL                          2,774,875                  1,259,347
                                                           ---------                 ----------
EXPENSES
INCOME (LOSS) FROM OPERATIONS                             (2,792,331)                (1,121,440)
OTHER INCOME (EXPENSES)
      Interest income                                         25,432                     21,309
      Dividend income                                          2,203                     35,673
      Interest expense                                      (132,304)                  (109,519)
      Investment activity (loss) gain                        145,402                         --
                                                            --------                  ---------
                Total                                         40,733                    (52,537)
                                                            --------                   --------
INCOME (LOSS) FROM OPERATIONS BEFORE
TAXES AND DISCONTINUED OPERATIONS                         (2,751,598)                (1,173,977)
(LOSS) FROM DISCONTINUED OPERATIONS                         (774,020)                        --
                                                           ---------                -----------
NET INCOME (LOSS)                                        $(3,525,618)               $(1,173,977)
                                                         ============               ===========
DILUTED (LOSS) PER SHARE                                       $(.23)                     $(.09)
                                                               =====                      =====
BASIC (LOSS) PER SHARE                                         $(.23)                     $(.09)
                                                               =====                      =====
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                      15,334,001                 13,349,000
                                                          ==========                 ==========





           See accompanying notes to consolidated financial statements

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                                        FOREIGN
                                                        ADDITIONAL                                      CURRENCY
                                             COMMON      PAID IN         TREASURY         RETAINED     TRANSLATION
                             SHARES           STOCK       STOCK            STOCK          EARNINGS      GAIN (LOSS)          TOTAL
                             ------          ------      -------          -------         --------     -----------           -----
Balance - 12/31/95          9,634,000          $945      $194,480         $(1,425)        $464,744       $ (6,023)         $652,541
Contribution of
   consolidated
   minority interest                                                                        79,536                           79,536
Sale of stock               4,000,000            40     2,686,725                                                         2,686,765
Warrants exercised                                        100,000                                                           100,000
Stock options issued                                      164,063                                                           164,063
Foreign currency
   translation                                                                                            (45,657)          (45,657)
Net income (loss)                                                                       (1,173,977)                      (1,173,977)
                           -----------     --------    ----------         -------       -----------      --------        -----------
Balance - 12/31/96         13,634,000          $985    $3,145,268         $(1,425)       $(629,697)       (51,860)       $2,463,271
Recapitalization                            156,605      (156,605)
Sale of Stock               1,400,001        12,000     1,884,394                                                         1,896,394
Net (loss)                                                                              (3,525,618)                      (3,525,618)
                           ----------      --------    ----------         -------       -----------      --------        -----------
Balance - 12/31/97         15,534,001      $169,590    $4,873,057         $(1,425)     $(4,155,315)      $(51,860)       $  834,047


                            See accompanying notes to consolidated financial statements


                       CASDIM INTERNATIONAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                1997                1996
                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                     $(3,525,618)        $(1,219,634)
      Adjustments to reconcile net income
        to net cash provided by operating
        activities:
         depreciation and amortization                           17,878              86,383

      Changes in operating assets and
        liabilities:
        (Increase) decrease in:
        Accounts receivable - trade                             438,807            (283,024)
        Accounts receivable - other                             988,972             (26,998)
      (Decrease) increase in:
        Accounts payable - trade                                196,660              13,912
        Accounts payable - other                               (469,355)              3,938
                                                               --------             -------

             Net cash (used) by
               operating activities                          (2,352,656)         (1,425,423)
                                                             ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from sale of investments                          83,596                  --
      Purchase of property and equipment                             --            (113,634)
      Assets relinquished, net                                  443,664                  --
      Purchase of investments                                        --            (173,596)
      Payment for start-up costs                                     --             (51,512)
      Payment for product development                          (929,257)           (943,164)
      Payment of security deposit                               (45,693)            (10,200)
                                                              ---------          ----------
             Net cash (used) in investing activities           (397,690)         (1,292,106)
                                                               --------         - ---------





           See accompanying notes to consolidated financial statements

                        CASDIM INTERNATIONAL SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                1997                1996
                                                                ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from notes payable, net                          180,236             669,714
      Severance pay relinquished                                (25,474)             12,488
      Proceeds from issuance of stock                         1,896,394           2,950,828
                                                              ---------          ----------

             Net cash provided by financing activities        2,051,156           3,633,030
                                                              ---------          ----------

INCREASE (DECREASE) IN CASH                                    (699,190)            915,501

CASH

      Beginning of year                                         915,527                  26
                                                                -------           ---------
      End of year                                              $216,337          $  915,527
                                                               ========          ==========


Interest paid                                                  $132,304           $ 109,519
                                                               ========           =========
Income Taxes Paid                                                    --                  --
                                                                =======             =======









           See accompanying notes to consolidated financial statements

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     CASDIM INTERNATIONAL SYSTEMS, INC. and its subsidiaries (collectively referred to herein as the "Company") is a multimedia and communications company engaged in the integration of interactive televisions, which will be used to provide interactive programs to link vendors and customers and to supply information and transactions on demand (the "IOD System"). The IOD System is designed to provide information and video on demand to hotel guests. Another area of the Company's business is the development of servers and communications applications for both satellite-based networks and wide area networks ("WAN"), that will enable vendors to deliver information services and effect transactions from their place of business.

     Historically, the Company's principal business was the sale and lease of multimedia kiosks, and the development and sale of databases, kiosk and kiosk home pages, servers and communications applications. In 1997, the Company discontinued the operations of its Israeli subsidiary, Casdim Interactive Systems Ltd., as a result of the substantial losses incurred by it in conducting its kiosk business.

2.    Summary of Significant Accounting Policies:

     This summary of significant accounting policies of the Company and its subsidiaries, CASDIM INTERACTIVE SYSTEMS USA, INC. ("Casdim USA") and CASDIM INTERACTIVE SYSTEMS, LTD., (ISRAEL) ("CISL"), is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.

     a. Principles of consolidation - In 1995, the Company issued 8,500,000 shares of stock after a 50:1 reverse stock split to acquire 100% of Casdim USA, which owns 100% of CISL. The business combination has been accounted for using the pooling method of accounting. The consolidated financial statements include the accounts of the Company and its subsidiaries.

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

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

          The Israeli CPI increased by 7.0% in the year ended December 31, 1997 and 10.6% in the year ended December 31, 1996.

          The effects of the inflationary erosion of monetary items and interest is included in financial income or expenses, as appropriate.

     c. Fixed Assets - Fixed assets are stated at cost. Depreciation has been calculated by the straight-line method over the estimated useful lives of the assets.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

     g. Recognition of Income - Income deriving from long term contracts are recognized upon percentage completion basis. At December 31, 1996, the Company completed 83% of its $2,074,029 (NIS 6,502,080) contract with Kupat Holim Leumit. Estimated costs and earnings in excess of billings at December 31, 1996 amounted to $259,533 (NIS 843,743).

     h. Deferred income taxes - Deferred income taxes are provided for temporary differences between the assets and liabilities, as measured in the financial statements, and for tax purposes at the tax rate expected to be in force when these differences reverse, in accordance with Statement No. 109 of the FASB (Accounting for Income Taxes). Deferred income taxes are not material to the financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     i. Net Income per share - Net income per share is computed on the weighted shares adjusted for the issuance of shares and consolidation.

3.   Other Receivables and Prepaid Expenses

                                     1997                    1996
                                     ----                    ----

Prepaid expenses                       --              $  148,323
Related parties                        --               1,088,344
                                   ------               ---------
      Total                            --              $1,236,667
                                   ======              ==========

4.   Fixed Assets

                                   1997                    1996
                                   ----                    ----
Cost
Leasehold improvement          $ 10,168              $   10,168
Furniture & equipment            53,335                 182,719
Motor vehicles                   32,474                  32,474
                                 ------              ----------
                                 95,977                 225,361
Accumulated depreciation         15,154                  36,435
                                 ------               ---------
      Total                     $80,818              $  188,926
                                =======              ==========

5.   Patent

     In January 1995, the Company acquired a pending patent No. 108935 from CASDIM SOFTWARE SYSTEMS, LTD. for the sum of $500,000. The patent is being depreciated using the straight-line method over the period of ten years. See Note 15 for discussion of discontinued operations.

6.   Product Development Costs

     Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been capitalized. Total costs incurred to December 31, 1997 were $1,872,421. The costs were principally incurred in the development of the Company's IOD information on demand project.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

7.   Accrued Severance Pay

     The liability of the Company for severance pay for the employees of its Israeli subsidiary is calculated on the basis of the latest salary paid to its employees and the length of time they have worked for the Company. Pursuant to Israeli law, the liability is covered by a provision in the Company's balance sheet and amounts deposited with the severance pay funds and insurance policies. The insurance policies are owned by CISL and have been entered into by CISL on behalf of its individual employees. The amounts accumulated with the insurance company are not under CISL's control or management and are therefore not reflected in the Company's balance sheet. See Note 15 for discussion of discontinued operations.

8.   Capital Stock

     On May 22, 1997, the Company completed a private placement of its securities in which 1,200,000 shares of Common Stock were issued for $1,500,000.

9.   Stock Warrants and Stock Options

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

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     the date of grant. The term of each option under the Plan may be for a period of up to ten years (five years if the recipient is a 10% or more shareholder).

     Under a public relations retainer agreement (the "Agreement") with Sunrise Financial Group Inc. ("Sunrise"), the Company agreed to issue Sunrise options to purchase up to 700,000 shares of its Common Stock as consideration for its public relations services. Of such options, 460,000 options vested as of April 24, 1996 and options to purchase 10,000 shares of Common Stock were to vest monthly for a 24-month period, subject to the continued provision of services by Sunrise. Under the Agreement, the purchase price of each share subject to an option is $1.00. Options to purchase 540,000 shares of Common Stock had vested as of December 31, 1996. In March 1997, the Agreement was terminated and the parties agreed that Sunrise would retain options to purchase up to 300,000 shares of the Company's Common Stock. The options will expire in April 2001.

     In April 1997, the Company entered into an agreement with Pelican Consultants U.S.A., Inc. ("Pelican") to provide financial consulting and financial relations services to the Company. The Company agreed to issue Pelican options to purchase up to 200,000 shares of the Company's Common Stock, at a purchase price of $1.00 per share. Of such options, 100,000 options vested as of April 11, 1997 and options to purchase the remaining shares vest ratably over the next 12-month period beginning May 11, 1997, subject to the continued provision of services by Pelican.

     The Company has accounted for the fair value of the grant of options to Sunrise and Pelican in accordance with FASB Statement 123. The compensation costs that have been charged against income for the options granted to Sunrise and Pelican was $164,063.

     Warrants

     The Company issued warrants exercisable into 1,150,000 shares of Common Stock in connection with its May 1996 private placement. As of December 31, 1997, 500,000 of such warrants were exercised and 850,000 warrants remain available to be exercised. The Company issued additional warrants exercisable into 200,000 shares of Common Stock in connection with its May 1997 private placement. All of such warrants, which are exercisable at $1.00 per share, have been included in the computation of fully diluted earnings per share. In addition, the Company issued warrants exercisable into 50,000 shares of Common Stock, at an exercise price of $0.50 per share, in connection with the sale of a convertible note in December 1997 (see Note 14).

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.  Accounts Receivable

     In March 1997, CISL was informed by Kupat Holim Leumit, of its continued postponement of payment of a trade account receivable owed to the Company in the amount of approximately $300,000. The Company has determined this account to be uncollectible. The Company has included a loss from this account in the financial statements.

11.  Long Term Bank Debt

     On March 3, 1997, CISL converted $900,450 of short-term debt into long-term debt. The terms of the refinancing call for payments of principal and interest at a 7.75% annual interest rate.

     The following is a schedule of principal payments:

     1997                          $  200,400
     1998                             200,400
     1999                             200,400
     2000                             200,400
     2001                              98,850
                                    ---------
                                   $  900,450
     Current Maturities              (200,400)
                                   ----------
     Long-term debt                $  700,050
                                   ==========

12.  Segment Reporting - Foreign Operations

     Included  in  the  consolidated   financial  statements  is  the  following
     financial information relating to the Company's wholly owned foreign subsidiary, CISL.


BALANCE SHEET AS OF DECEMBER 31,                       1997            1996
                                                       ----            ----
      ASSETS
         Cash                                         $2,081      $    1,468
         Accounts receivable - trade                      --         438,807
         Accounts receivable - related parties            --         982,462
         Property and equipment - net                     --         144,459
         Patent - net                                     --         400,000
                                                      ------      ----------
                  Total                               $2,081      $1,967,196
                                                      ======      ==========

      LIABILITIES AND SHAREHOLDERS EQUITY
         Notes payable                              $574,602      $1,344,416

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         Accounts payable                             118,996         51,588
         Other payables                                    --        469,355
         Long-term debt                               700,050             --
         Accrued severance pay - net                       --         25,474
         Capital Stock                                     35             35
         Retained earnings (deficit)               (1,391,602)        76,328
                                                   -----------    ----------
                  Total                             $   2,081     $1,967,196
                                                    =========     ==========

INCOME STATEMENT FOR THE YEARS ENDED
   DECEMBER 31,

                                                         1997           1996
                                                         ----           ----
         Sales                                        $33,091       $508,713
         Cost of sales                                 50,547        379,806
                                                     --------       --------
         Gross profit                                 (17,456)       128,907
         Sales, administrative and general expense    544,150        623,780
                                                     --------
         Operating income (loss)                     (561,606)      (494,873)
         Interest expense                             132,304        109,519
                                                    ---------      ---------
              Net (loss) from Operations            $(693,910)     $(604,392)
                                                    ==========     ==========


13.  Other Payables

      Included in other payables are the following:


                                                         December 31,
                                                      1997          1996
                                                      ----          ----
Related party                                        $  --       $    --
Accrued payroll                                         --         49,751
Accrued expenses                                        --         12,662
Income taxes payable to the State of Israel             --        406,942
                                                      ----       --------
                                                      $ --       $469,355
                                                      ====       ========

14.  Convertible Secured Note

     In December 1997 the Company entered into an interim Note financing in the amount of $250,000. The Note bears interest at the rate of ten percent (10%) per annum and is due and payable January 5, 1999. At the option of the Holder, the unpaid principal is convertible into fully paid nonassessable shares of the Company's Common Stock at a conversion price

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      of 20% below the price per share. The conversion option is available after the 90th day from the date of issuance of the Note in increments of $25,000.

15.  Discontinued Operations

     In December 1997, the Company entered into a formal arrangement to discontinue operations of CISL. Included in the consolidated income statements is the loss resulting from the abandonment of activities of CISL amounting to $774,020. See Note 13 for segment information.

16.  Income Taxes

     The Company has a net operating loss carry forward in the amount of $2,673,437 which will begin to expire in the year 2002.

17.   Contingencies

     An action was initiated against the Company by three investors who have alleged that they are owed a penalty fee in connection with their investment in the Company. The investors claimed that the Company failed to promptly file a registration statement with the Securities and Exchange Commission with respect to their shares. Such investors have claimed that they are owed $210,000 by the Company. The Company intends to defend itself vigorously against the action brought by the investors.

18.  Subsequent Events

     On March 17, 1998, the Company sold $200,000 principal amount of 10% convertible secured note due on January 8, 1999 (the "March Note"). The March Note is convertible into shares of Common Stock for six months and twenty four days beginning June 15, 1998 and ending January 8, 1999, at a 20% discount to the average closing bid price per share of the Common Stock on the Nasdaq Bulletin Board for the five trading days prior to the conversion day (the "Market Price"). After the 180th day, the conversion price is convertible at a 30% discount to the Market Price. In the event the Market Price will be less than $0.50, the March Note will be convertible at a 50% discount to the bid price for the Common Stock for the five trading days before the conversion date. In addition, the Company issued to the investors two-year warrants to purchase 200,000 shares of Common Stock at an exercise price equal to 80% of the average closing bid and asked price of the Company's Common Stock as reported by the Nasdaq Bulletin Board (and if not quoted on the Nasdaq Bulletin Board as reported by National Quotation Bureau) on September 17, 1998.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Directors and Executive Officers of the Company are:


Name                                        Position
----                                        --------

Yehuda Shimshon............................ Chairman of the Board, President
                                            and Chief Executive Officer
Doron Leave................................ Vice President of Operations,
                                            Acting Chief Financial Officer and
                                            Director
Israel Shimshon............................ Director
Gary P. Tober.............................. Secretary

     Yehuda Shimshon, 45, Chairman of the Board, President and Chief Executive Officer of the Company since December 1995, began his career in the Israeli Defense Forces and rose to the rank of Captain. Upon his discharge from the
Israel Defense Forces in 1977, he began a career as a consultant to organizations active in international trade throughout Europe and Africa. Mr. Shimshon became active in the field of computer research, developing and writing programs which led to the establishment by him of Casdim Software Systems Ltd. ("CSS Ltd."), an Israeli company which develops clinical laboratory management systems, in 1986. Mr. Shimshon has been the Chief Executive Officer of this company since its inception.

     Doron Leave, 44, a director of the Company since August 1996, has been the Company's Vice President of Operations since July 1996 and has served as Acting Chief Financial Officer since May 1997. From September 1990 to July 1996, Mr. Leave was employed by Bank Hapoalim Ltd., most recently as Branch Manager of its Allenby, Tel Aviv branch. Mr. Leave holds a degree in Business Administration from Tel Aviv University.

     Israel Shimshon, 68, a director of the Company since March 1996, has been principally employed as the managing director of Hagadish Insurance Agency, an Israeli general insurance agency, since 1953. Israel Shimshon is the father of Yehuda Shimshon.

     Gary P. Tober, 48, Secretary of the Company since December 1995, has been a member of the law firm of Lane Powell Spears Lubersky of Seattle for over five years. Mr. Tober practices in the areas of international business law, taxation, and international investment law.

     Mr. David Tamir tendered his resignation from the Board of Directors on December 22, 1997 because of his inability to devote sufficient time to the affairs of the Company in the future. Mr. Ilan Mintz tendered his resignation from the Board of Directors on December 31, 1997 due to personal reasons.

     All Directors of the Company hold office until the next Annual Meeting of Stockholders and until their successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     The federal securities laws require directors and executive officers, and persons who own more than 10% of Casdim's Common Stock to file with the Commission initial reports of ownership and reports of changes of ownership of any equity securities of the Company. To Casdim's knowledge, based solely on review of the copies of such reports furnished to it and representations that no other reports were required, all persons subject to these reporting requirements filed the required reports on a timely basis in 1997.

Item 10. Executive Compensation

     The following table sets forth information concerning the total compensation for the Company's Chief Executive Officer in 1997. During the three years ended December 31, 1997, no other executive officer received compensation in excess of $100,000. During the three years ended December 31, 1997, the Company's Chief Executive Officer did not receive any restricted stock award, stock appreciation right or payment under any long-term incentive plan.

                           SUMMARY COMPENSATION TABLE

                                                                  Long-Term
                                                                Compensation
                                                    Annual       Securities
                                                 Compensation    Underlying
Name and Principal Position            Year       Salary ($)     Options (#)
---------------------------            ----       ----------     -----------
Yehuda Shimshon,
  President and CEO (effective         1997     $240,000(1)          --
       12/11/95)                       1996     $240,000(1)          --
                                       1995           --             --
________________

(1) The aggregate value of all other perquisites and other personal benefits furnished to Mr. Shimshon was less than the greater of $50,000 or 10% of such officer's salary. This amount does not include Mr. Shimson's use of an apartment leased by the Company when he is in New York.

     There are currently no employment agreements between the Company and any of its executive officers. The Company did not pay any Directors fees in 1997.

STOCK OPTIONS

     In 1997 the Chief Executive Officer named above in the Summary Compensation Table was not granted any options, nor did he hold any options or stock appreciation rights.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of March 11, 1998, certain information regarding the Company's Common Stock for each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) by each executive officer named in Item 10 hereof, (iii) by each of the Company's Directors (iv) by all the executive officers and Directors of the Company as a group:



                                             Amount of
Name and Address (1)                   Beneficial Ownership   Percent of Class
--------------------                   --------------------   ----------------
Yehuda Shimshon                            8,250,000 (2)         53.59%

Cedarwood Trading & Investment Ltd.        4,000,000             25.98%

Doron Leave                                     --                 --

Israel Shimshon                                 --                 --

All Executive Officers and Directors
as a group (5 persons)                      8,250,000             53.59%
___________

(1) The address for Mr. Yehuda Shimshon is 150 East 58th Street, New York, New York 10155. The address for Cedarwood is c/o Bank of Bermuda, 6 Front Street, Hamilton HM 11, Bermuda. The address for Messrs. Doron Leave and Israel Shimshon is 5 Haofan Street, Kiryat-Arie, P.O. Box 3599, Petah Tikva, Israel 49130.

(2) Includes 4,000,000 shares of Common Stock held by Cedarwood. Mr. Yehuda Shimshon is the primary beneficiary of this trust. Accordingly, he is deemed to be the beneficial owner of such shares.

Item 12. Certain Relationships and Related Transactions

     In October 1995, Casdim Israel, an Israeli wholly-owned subsidiary of the Company, entered into an agreement with CSS Ltd., a company wholly-owned by Mr. Yehuda Shimshon, who beneficially owns (directly and through his control of Cedarwood) approximately 53.6% of the Company's issued and outstanding shares of Common Stock. Pursuant to this agreement, Casdim Israel paid CSS Ltd. $700,000 for services and products to be supplied by CSS Ltd. to Casdim Israel. The consideration was determined based upon actual man-hours spent in providing the services and products. These products and services included: (i) adaptation of the Scope(TM) LIS system operating in the 140 laboratories of Kupat Holim Klalit ("Kupat Holim"), Israel largest health maintenance organization, to work with the medical kiosk; (ii) development and implementation of a central data base for laboratory test results; (iii) implementation of the "Laboratory Test Results Central Data Base" to work with the 140 laboratories and 400 clinics of Kupat Holim; and (iv) communication software and adaptation of various interfaces between CSS Ltd. and Casdim Israel's products. The agreement also provided that in the event Kupat Holim or other companies purchased the above-mentioned products from CSS Ltd., the proceeds, up to the sum of $700,000 would be repaid to Casdim Israel. To date, CSS Ltd. has paid Casdim Israel $50,000. Mr. Yehuda Shimshon has agreed to place 500,000 of his shares of Common Stock of the Company in escrow to guarantee the performance of CSS Ltd. pursuant to the agreement with Casdim Israel. Such shares will remain in escrow until the performance of the obligation under the agreement is complete.

     Also in October 1995, Casdim Israel loaned CSS Ltd. $300,000 at a rate of interest linked to the Israeli CPI, which loan was repaid in 1996. In January 1995, Casdim Israel purchased a pending patent from CSS Ltd. relating to the medical multi-media kiosks for the sum of $500,000. The consideration for the patent was determined based on the actual man-hours spent in the development of the project.

     On November 21, 1995, the Company entered into an agreement with Casdim USA and Mr. Yehuda Shimshon. Mr. Shimshon acted on behalf of himself and Cedarwood. Pursuant to the terms of the Exchange Agreement, the Company acquired all the issued and outstanding shares of Casdim USA, the owner of 100% of the voting and equity shares of Casdim Israel, in exchange for 425,000,000 shares of the Company issued to Mr. Shimshon and Cedarwood in equal amounts. At the time of the exchange, Mr. Shimshon and Cedarwood were each 50% shareholders of Casdim USA. The Exchange Agreement, which became effective on December 11, 1995, was approved at a special meeting of the shareholders of the Company held on October 24, 1995 at which the shareholders also approved: (i) renaming the Company Casdim International Systems, Inc.; (ii) the 50:1 stock split of 76,700,000 shares, the then outstanding number of shares of the Company, into 1,534,000 shares; (iii) the relocation of the Company's headquarters from Colorado to Nevada; and (iv) the appointment of Mr. Shimshon as President and Chairman of the Board. The exchange transaction resulted in a change of control in the Company.

     On June 1, 1997, the Company entered into a sublease agreement with Medical Visions, Inc., a New York corporation in which Mr. Yehuda Shimshon has a controlling interest ("Medical Visions"), pursuant to which Medical Visions subleased approximately one third of the Company's executive offices at 150 East 58th Street, New York, New York for a three-month period, in consideration for $2,500 per month.

Item 13. Exhibits, List and Reports on Form 8-K

(a)      Exhibits


        Exhibit No.                         Description
        -----------                         -----------

     *    3.1 Articles of Incorporation as amended on December 6, 1995.

     *    3.2 By-laws.

     **   4.1 Stock Option Agreement with Sunrise Financial Group Inc.

     ***  4.2 Stock Option Agreement between the Company and Pelican Consultants
              U.S.A., Inc.

     ***  4.3  Warrant  Agreement  dated May 22,  1997  between  the Company and
               Lydford Ltd..

     *** 4.4 Form of Registration Rights Agreement between the Company and Brayford Ltd., Lydford Ltd. and Stolin Ltd.

          4.5 10% Convertible Secured Note dated December 23, 1997 between the Company and Frank K. Brosens.

          4.6 Warrant Agreement dated December 23, 1997 between the Company and Frank K. Brosens.

          4.7 10% Convertible Secured Note dated March 17, 1998 between the Company and Frank K. Brosens.

          4.8 Form of Warrant Agreement dated March 17, 1998 and Form of Warrant Certificate.

     **** 10.1 Software Adaptation Services Agreement dated January 10, 1995 between the Company and CSS Ltd.

     * 10.2 Short-term Loan Agreement dated February 10, 1995 between the Company and CSS Ltd.

          10.3 Patent Assignment Agreement dated January 10, 1995 between the Company and CSS Ltd.

     *****10.4 Alpha/Beta  Test  Agreement   between  the  Company  and  Ramada
               Franchise Systems, Inc.

     *    21   Subsidiaries of the Company.

          27   Financial Data Schedule.
___________

* Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

** Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended September 30, 1996.

*** Incorporated by reference to the Company's Registration Statement on Form SB-2, File Number 333-10287.

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

*****Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 1998.


                                    CASDIM INTERNATIONAL SYSTEMS, INC.


                                    /s/Yehuda Shimshon
                                    ------------------
                                    Yehuda Shimshon
                                    Chairman of the Board, President and Chief
                                    Executive Officer


     In accordance with the Securities Exchange Act of 1934, this Report has been signed below on April 14, 1998 by the following persons on behalf of the Company and in the capacities indicated.



Name                            Title
----                            -----



/s/Yehuda Shimshon
------------------
Yehuda Shimshon                 Chairman of the Board, President and Chief
                                Executive Officer


/s/Doron Leave
--------------
Doron Leave                     Vice President of Operations, Acting Chief
                                Financial Officer and Director


/s/Israel Shimshon
------------------
Israel Shimshon                 Director

                                 EXHIBIT INDEX
                                 -------------

        Exhibit No.                         Description               Page No.
        -----------                         -----------               --------

     *    3.1 Articles of Incorporation as amended on December 6, 1995.

     *    3.2 By-laws.

     **   4.1 Stock Option Agreement with Sunrise Financial Group Inc.

     ***  4.2 Stock Option Agreement between the Company and Pelican Consultants
              U.S.A., Inc.

     ***  4.3  Warrant  Agreement  dated May 22,  1997  between  the Company and
               Lydford Ltd..

     *** 4.4 Form of Registration Rights Agreement between the Company and Brayford Ltd., Lydford Ltd. and Stolin Ltd.

          4.5 10% Convertible Secured Note dated December 23, 1997 between the Company and Frank K. Brosens.

          4.6 Warrant Agreement dated December 23, 1997 between the Company and Frank K. Brosens.

          4.7 10% Convertible Secured Note dated March 17, 1998 between the Company and Frank K. Brosens.

          4.8 Form of Warrant Agreement dated March 17, 1998 and Form of Warrant Certificate.

     **** 10.1 Software Adaptation Services Agreement dated January 10, 1995 between the Company and CSS Ltd.

     * 10.2 Short-term Loan Agreement dated February 10, 1995 between the Company and CSS Ltd.

          10.3 Patent Assignment Agreement dated January 10, 1995 between the Company and CSS Ltd.

     *****10.4 Alpha/Beta  Test  Agreement   between  the  Company  and  Ramada
               Franchise Systems, Inc.

     *    21   Subsidiaries of the Company.

          27   Financial Data Schedule.
___________

* Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

** Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended September 30, 1996.

*** Incorporated by reference to the Company's Registration Statement on Form SB-2, File Number 333-10287.

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

*****Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.