Form 10QSB
period 1998-03-31
CASDIM INTERNATIONAL SYSTEMS INC
filed 1998-05-15
CIK 847470

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

__ Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __ to __

Commission file number: 00-21219


                       CASDIM INTERNATIONAL SYSTEMS, INC.
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                      83-0288100
         --------                                      ----------
    (State of Incorporation)                (I.R.S. Employer Identification No.)


                              150 East 58th Street
                            New York, New York 10155
                            ------------------------
                    (Address of Principal Executive Offices)

                                 (212) 829-1700
                               Fax: (212) 829-1705
                               -------------------
                (Issuer's Telephone Number, Including Area Code)


               __________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 1998, the Issuer had 15,394,001 shares of Common Stock, par value $0.01, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X

                       CASDIM INTERNATIONAL SYSTEMS, INC.

                                      INDEX

                                                                          Page

Part I - Financial Information:

  Item 1.  Financial Statements............................................3

  Consolidated balance sheets at March 31, 1998 and December 31, 1997......3

  Consolidated statements of income for the three months
           ended March 31, 1998 and 1997...................................5

  Consolidated statements of cash flows for the three months ended March 31, 1998 and 1997...................................6

  Notes to unaudited consolidated financial statements.....................7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................14


Part II - Other Information:


   Item 4.  Submission of Matters to a Vote of Shareholders................18

   Item 6.  Exhibits and Reports on Form 8-K...............................18

Signatures.................................................................19

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31, 1998       December 31, 1997
                                                       (Unaudited)            (Audited)
                                                       -----------            ---------
     ASSETS
CURRENT ASSETS
     Cash..........................................     $209,620               $216,337
     Accounts receivable
         Officers and employees....................      249,434                247,696
     Investments...................................       93,200                 90,000
                                                        --------                -------

         Total.....................................      552,254                554,033

PROPERTY AND EQUIPMENT - Note 3
     Property and equipment........................      101,564                 95,977
     Less accumulated depreciation.................      (18,920)               (15,159)
                                                         -------                -------
        Net........................................       82,644                 80,818

OTHER ASSETS
    Deposits.......................................       55,893                 55,893
    Start-up and organization
       costs, net..................................       44,010                 44,870
    Product development costs - Note 4.............    1,898,529              1,872,421
                                                       ---------              ---------

               TOTAL                                  $2,633,330             $2,608,035
                                                      ==========             ==========
















          See accompanying notes to consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                     March 31, 1998             December 31, 1997
                                                                      (Unaudited)                  (Audited)
                                                                      -----------                  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable............................................
        Trade....................................................     $  323,404                   $  249,335
     Short-term bank debt........................................        374,202                           --
     Current maturities of long-term debt........................        400,800                      574,602
         Notes payable - Note 9..................................        450,000                      250,000
                                                                         -------                      -------

       Total.....................................................      1,548,406                    1,073,937

LONG-TERM DEBT
   Long-term bank debt - Note 8..................................        499,650                      700,050
                                                                      ----------                   ----------

               TOTAL                                                   2,048,056                    1,773,987

STOCKHOLDER'S EQUITY - Note 5....................................
         Common stock, $.01 par value, 30,000,000
         shares authorized, 15,394,001 shares issued and
         outstanding, 285,000 shares held in treasury
         stock...................................................        169,590                      169,590
Additional paid in capital.......................................      4,873,057                    4,873,057
Less treasury stock (cost).......................................         (1,425)                      (1,425)
Gain (loss) from foreign currency translation....................             --                      (51,860)
Retained earnings (deficit)......................................     (4,455,948)                  (4,155,315)
                                                                      ----------                  -----------
   Total shareholders' equity....................................        585,274                      834,047
                                                                       ---------                  -----------

   Total liabilities and shareholders' equity....................     $2,633,330                   $2,608,074
                                                                      ==========                   ==========








          See accompanying notes to consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              Three Months             Three Months
                                                                  Ended                    Ended
                                                                 March 31,                March 31,
                                                                  1998                     1997
                                                                  ----                     ----
Sales.........................................................   $     --               $   6,985
Cost of sales.................................................         --                      --
                                                                ---------                --------
Gross profit..................................................         --                   6,985
Selling, general and administrative expenses..................    248,773                 485,492
                                                                ---------               ---------
Income (loss) from operations.................................   (248,773)               (478,507)
Other income (expense)
         Interest income                                               --                   5,828
         Interest expense                                              --                 (21,676)
         Investment activity (loss) gain......................         --                 145,402
                                                               ----------               ---------
                  Total.......................................         --                 129,554

Income (loss) from operations before taxes....................   (248,773)               (348,943)
Income tax (expense)..........................................         --                      --
                                                               ----------                --------
Net income (loss)                                               $(248,773)              $(348,943)
                                                                =========               =========

Diluted (loss) per share......................................    $(.0162)                $(.0247)
                                                                  =======                 =======

Basic (loss) per share........................................    $(.0162)                $(.0247)
                                                                  =======                 =======

Weighted average number of shares outstanding................. 15,394,001              14,134,001
                                                               ==========              ==========













          See accompanying notes to consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                             1998                  1997
                                                                          (Unaudited)           (Unaudited)
                                                                          -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)................................................ $(248,773)           $(348,953)
         Adjustments to reconcile net income to net cash
                  provided by operating activities:
                  Depreciation and amortization...........................     4,621               34,612
         Changes in operating assets and liabilities:
            (Increase) decrease in:
                  Accounts receivable - trade.............................        --               12,745
                  Accounts receivable - other.............................    (1,739)             149,429
            (Decrease) increase in:
                  Accounts payable - trade................................    74,069              277,034
                  Accounts payable - other................................        --             (236,380)
                                                                             -------             --------
                  Net cash provided (used) by
                  operating activities....................................  (171,822)            (111,513)
                                                                            --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Payment for product development costs............................   (26,108)            (262,892)
         Purchase of property and equipment...............................    (8,787)             (34,459)
         Sale of investments..............................................        --              173,596
         Payment of security deposit......................................        --              (45,693)
                                                                            --------              -------
                  Net cash used in investing activities...................   (34,895)            (169,448)
                                                                            --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payment on short term debt.......................................        --             (102,429)
         Severance pay....................................................        --                 (117)
         Proceeds from stock warrants exercised...........................        --              400,000
         Additional short-term borrowing..................................   200,000                   --
                                                                             -------               ------
                  Net cash provided (used) by
                  financing activities....................................   200,000              297,454
                                                                             -------              -------

INCREASE (DECREASE) IN CASH...............................................    (6,717)              16,493

CASH:
         Beginning of period..............................................   216,337              915,527
                                                                            --------             --------
         End of period....................................................  $209,620             $932,020
                                                                            ========             ========

Interest paid.............................................................    $   --             $ 21,676
                                                                              ======             ========
Income taxes paid.........................................................    $   --              $    --
                                                                              ======              =======


          See accompanying notes to consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

          The Israeli CPI increased by 7.0% in the year ended December 31, 1997.

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

3.   Fixed Assets

Cost                            (Unaudited)            (Audited)
                                  March 31,           December 31,
                                    1998                  1997

Leasehold improvement              $ 10,168              $ 10,168
Furniture & equipment                58,922                53,335
Motor vehicles                       32,474                32,474
                                    -------               -------
                                    101,564                95,977
Accumulated depreciation             18,920                15,159
                                    -------               -------
         Total                      $82,644               $80,818
                                    =======               =======


4.   Product Development Costs

     Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been capitalized. Total costs incurred to March 31, 1998 were $1,898,529. The costs were principally incurred in the development of the Company's IOD information on demand project.

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

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.   Stock Warrants and Stock Options

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

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Warrants

     The Company issued warrants exercisable into 1,150,000 shares of Common Stock in connection with its May 1996 private placement. As of March 31, 1998, 500,000 of such warrants were exercised and 850,000 warrants remain available to be exercised. The Company issued additional warrants exercisable into 200,000 shares of Common Stock in connection with its May 1997 private placement. All of such warrants, which are exercisable at $1.00 per share, have been included in the computation of fully diluted earnings per share. In addition, the Company issued warrants exercisable into 50,000 shares of Common Stock, at an exercise price of $0.50 per share, in connection with the sale of a convertible note in December 1997 and warrants exercisable into 200,000 shares of Common Stock at an exercise price equal to 80% of the average of the closing bid and asked price of the Company's Common Stock as reported by Nasdaq Bulletin Board (and if not quoted on the Nasdaq Bulletin Board as reported by National Quotation Bureau) on September 17, 1998.

7.   Accounts Receivable

     In March 1997, CISL was informed by Kupat Holim Leumit, of its continued postponement of payment of a trade account receivable owed to the Company in the amount of approximately $300,000. The Company has determined this account to be uncollectible. The Company has included a loss from this account in the financial statements at December 31, 1997.

8.   Long Term Bank Debt

     On March 3, 1997, CISL converted $900,450 of short-term debt into long-term debt. The terms of the refinancing call for payments of principal and interest at a 7.75% annual interest rate.

     The following is a schedule of principal payments:


      1998                     $ 200,400
      1999                       200,400
      2000                       200,400
      2001                        98,850
                               ---------
                              $  900,450
Current Maturities              (400,800)
Long-term debt                $  499,650
                              ==========

9.   Convertible Secured Note

     In December 1997 the Company entered into an interim Note financing in the amount of $250,000. The Note bears interest at the rate of ten percent (10%) per annum and is due and payable January 5, 1999. At the option of the Holder, the unpaid principal is convertible into fully paid nonassessable shares of the Company's Common Stock at a conversion price of 20% below the price per share. The conversion option is available after the 90th day from the date of issuance of the Note in increments of $25,000.

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

10.  Discontinued Operations

     In December 1997, the Company entered into a formal arrangement to discontinue operations of CISL.

11.  Income Taxes

     The Company has a net operating loss carry forward in the amount of $2,673,437 which will begin to expire in the year 2002.

12.  Contingencies

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


     The discussion and analysis which follows in this Quarterly Report and in other reports and documents of the Company and oral statements made on behalf of the Company by its management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect the Company's current views with respect to future events and financial results. These include statements regarding the Company's earnings, growth and expansion plans, forecasts and similar matters which are not historical facts. The Company reminds stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward looking statements. These uncertainties and other factors include, among other things, the Company's ability to generate increased sales; competitive factors; the Company's ability to obtain additional financing; the Company's ability to complete and subsequently obtain revenues from its new projects (see "Recent Developments"); and technological difficulties and resource constraints encountered in developing new products. The forward-looking statements contained in this Quarterly Report should be considered in light of these factors. The forward-looking statements contained in this Quarterly Report and made elsewhere by or on behalf of the Company should be considered in light of these factors.

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

     The Company and Dick Clark International Cable Ventures Ltd. ("Dick Clark Ventures") agreed to enter into a joint venture, to be known as Technology Transfer Corporation, to exploit certain satellite transmission licenses held by an affiliate of Dick Clark Ventures in Mexico. These licenses, granted by the Secretaria de Communicaciones y Transports ("SCT") of Mexico, allow for the installation or utilization of shared teleports, for the bi-directional transmission of voice, video and data within the footprint of the Mexican Government's two Solidaridad satellites. The Company agreed to contribute $500,000 to the joint venture which will design, install and operate an advanced communications platform based on the satellite platform. To date, the Company has expended approximately $700,000 in connection with this project. The satellite network is intended to provide a variety of electronic services, currently unavailable on a wide scale in Mexico. Initially, the joint venture intends to provide electronic transactional services under the trade name DataMex(TM) which service will include transactional banking via an interconnected ATM network, point of purchase transactions and international funds transfers. No assurance can be given that this joint venture will go forward, or if it commences that it will be able to raise sufficient capital for the initiation of the proposed business or will be successful in developing the network.

Results of Operations

     Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997.

     The Company had no product sales during the quarter ended March 31, 1998 as compared to $6,985 in the comparable 1997 quarter. The Company did not record any sales as a result of the discontinuation of operation of the Company's Israeli subsidiary in the fourth quarter of 1997.

     Selling, general and administrative expenses, which principally consist of general and administrative expenses decreased to $248,773 in the 1998 first quarter from $485,492 in the 1997 first quarter, due primarily to the Company's efforts to reduce its operating costs. The Company anticipates that selling, general and administrative expenses will increase in 1998, a result of the planned increases in expenses relating to its IOD System.

     In the first quarter of 1998, the Company capitalized approximately $26,108 of product development costs, principally relating to the IOD System, as compared to $262,892 in the first quarter of 1997.

     In the 1997 first quarter, the Company was able to offset its increased interest expenses with interest and dividend income from the investment of the proceeds of its May 1996 private placement and a $145,402 gain from the sale of marketable securities. The Company does not expect to invest in marketable securities during the foreseeable future. The Company expects to incur interest expenses in 1998.

     For the quarter ended March 31, 1998, the Company reduced its loss from operations to $248,773 as compared to a loss from operations of $348,943 for the 1997 comparable quarter as a result of its cost-cutting efforts. The Company expects to continue to operate at a loss until such time as sales of its IOD System commence.

     As a result of the foregoing, the Company's net loss was $248,773 or $.0162 per share for the quarter ended March 31, 1998 as compared to net loss of $348,943 or $0.247 per share for the quarter ended March 31, 1997.

Liquidity and Capital Resources

     At March 31, 1998, the Company had $209,620 in cash and $254,646 in working capital as compared to $216,337 in cash and $332,498 in working capital at December 31, 1997.

     To provide working capital the Company sold on March 17, 1998 a $200,000 principal amount 10% convertible secured note due on January 8, 1999 (the "March Note"). The March Note is convertible into shares of Common Stock for six months and twenty-four days beginning June 15, 1998 and ending January 8, 1999, at a 20% discount to the average closing bid price per share of the Common Stock on the Nasdaq Bulletin Board for the five trading days prior to the conversion day (the "Market Price"). After the 180th day, the conversion price is convertible at a 30% discount to the Market Price. In the event that the Market Price will be less than $0.50, the March Note will be convertible at a 50% discount to the bid price for the Common Stock for the five trading days before the conversion date. In addition, the Company issued to the investors two-year warrants to purchase 200,000 shares of Common Stock, at an exercise price equal to 80% of the average closing bid and asked price of the Company's Common Stock as reported by the Nasdaq Bulletin Board (and if not quoted on the Nasdaq Bulletin Board as reported by National Quotation Bureau) on September 17, 1998.

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

Other Matters

     In June 1997, the Financial Accounting Standards Board released Statement 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement became effective for the Company beginning January 1, 1998 and requires disclosure of certain information about operating segments and geographic areas of operation. The adoption of SFAS 131 does not require interim reporting in the year of adoption. The Company is completing its evaluation of the disclosure requirements of SFAS 131 and will begin such disclosure in its Form 10-KSB for the year ended December 31, 1998. This statement does not have any effect on the results of operations or financial position of the Company.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


3.1  Articles of Incorporation as amended on December 6, 1995.(1)

3.2  By-laws.(1)

4.1  Stock Option Agreement with Sunrise Financial Group Inc.(2)

4.2 Stock Option Agreement between the Company and Pelican Consultants U.S.A., Inc.(3)

4.3  Warrant  Agreement  dated May 22,  1997  between  the  Company  and Lydford
     Ltd.(3)

4.4 Form of Registration Rights Agreement between the Company and Brayford Ltd., Lydford Ltd. and Stolin Ltd.(3)

4.5 10% Convertible Secured Note dated December 23, 1997 between the Company and Frank K. Brosens.(4)

4.6 Warrant Agreement dated December 23, 1997 between the Company and Frank K. Brosens.(4)

4.7 10% Convertible Secured Note dated March 17, 1998 between the Company and Frank K. Brosens.(4)

4.8 Form of Warrant Agreement dated March 17, 1998 and Form of Warrant Certificate.(4)

10.1 Software Adaptation Services Agreement dated January 10, 1995 between the Company and CSS Ltd.(5)

10.2 Short-term Loan Agreement dated February 10, 1995 between the Company and CSS Ltd.(1)

10.3 Patent Assignment Agreement dated January 10, 1995 between the Company and CSS Ltd.(4)

10.4 Alpha/Beta Test Agreement between the Company and Ramada Franchise Systems, Inc.(6)

27   Financial Data Schedule.
_______________________
(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(2) Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended September 30, 1996.
(3) Incorporated by reference to the Company's Registration Statement on Form SB-2, File Number 333-10287.
(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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



                                         CASDIM INTERNATIONAL SYSTEMS, INC.

                                         /s/Yehuda Shimshon
                                         ------------------
                                         Yehuda Shimshon
                                         Chairman of the Board, President & CEO




Date: May 15, 1998

                                 EXHIBIT INDEX


Exhibit
 No.           Description
 ---           -----------

3.1  Articles of Incorporation as amended on December 6, 1995.(1)

3.2  By-laws.(1)

4.1  Stock Option Agreement with Sunrise Financial Group Inc.(2)

4.2 Stock Option Agreement between the Company and Pelican Consultants U.S.A., Inc.(3)

4.3  Warrant  Agreement  dated May 22,  1997  between  the  Company  and Lydford
     Ltd.(3)

4.4 Form of Registration Rights Agreement between the Company and Brayford Ltd., Lydford Ltd. and Stolin Ltd.(3)

4.5 10% Convertible Secured Note dated December 23, 1997 between the Company and Frank K. Brosens.(4)

4.6 Warrant Agreement dated December 23, 1997 between the Company and Frank K. Brosens.(4)

4.7 10% Convertible Secured Note dated March 17, 1998 between the Company and Frank K. Brosens.(4)

4.8 Form of Warrant Agreement dated March 17, 1998 and Form of Warrant Certificate.(4)

10.1 Software Adaptation Services Agreement dated January 10, 1995 between the Company and CSS Ltd.(5)

10.2 Short-term Loan Agreement dated February 10, 1995 between the Company and CSS Ltd.(1)

10.3 Patent Assignment Agreement dated January 10, 1995 between the Company and CSS Ltd.(4)

10.4 Alpha/Beta Test Agreement between the Company and Ramada Franchise Systems, Inc.(6)

27   Financial Data Schedule.
_______________________
(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(2) Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended September 30, 1996.
(3) Incorporated by reference to the Company's Registration Statement on Form SB-2, File Number 333-10287.
(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.