Form 10QSB
period 1998-06-30
CASDIM INTERNATIONAL SYSTEMS INC
filed 1998-08-25
CIK 847470

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

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


As of July 31, 1998, the Issuer had 1,931,742 shares of Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X

                                        CASDIM INTERNATIONAL SYSTEMS, INC.

                                                       INDEX

                                                                            Page
                                                                            ----

Part I - Financial Information:

   Item 1.  Financial Statements...............................................3

   Consolidated balance sheets at June 30, 1998 and December 31, 1997........3-4

   Consolidated statements of income for the three months and six months ended June 30, 1998 and 1997.......................................5

   Consolidated statements of cash flows for the six months
            ended June 30, 1998 and 1997.......................................6

   Notes to unaudited consolidated financial statements.....................7-14

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................15


Part II - Other Information:


   Item 4.  Submission of Matters to a Vote of Shareholders...................19

   Item 6.  Exhibits and Reports on Form 8-K..................................19

Signatures....................................................................21

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                    June 30, 1998              December 31, 1997
                                                                     (Unaudited)                   (Audited)
                                                                     -----------                   ---------
     ASSETS
CURRENT ASSETS
     Cash.................................................             $63,209                     $216,337
     Accounts receivable
         Officers and employees...........................             261,284                      247,696
     Investments..........................................              93,200                       90,000
                                                                     ---------                      -------

         Total............................................             417,693                      554,033

PROPERTY AND EQUIPMENT - Note 3
     Property and equipment...............................             101,564                       95,977
     Less accumulated depreciation........................             (22,681)                     (15,159)
                                                                     ---------                     --------
        Net...............................................              78,883                       80,818

OTHER ASSETS
    Deposits..............................................              55,893                       55,893
    Start-up and organization
       costs, net.........................................              43,153                       44,870
    Product development costs - Note 4....................           1,898,529                    1,872,421
                                                                     ---------                    ---------

               TOTAL                                                $2,494,151                   $2,608,035
                                                                    ==========                   ==========























          See accompanying notes to consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                    June 30, 1998              December 31, 1997
                                                                     (Unaudited)                   (Audited)
                                                                     -----------                   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable, trade..............................            $286,179                   $  249,335
     Short-term bank debt.................................             374,202                           --
     Current maturities of long-term debt.................             400,800                      574,602
                                                                       -------                      -------

       Total..............................................           1,061,181                      823,937

LONG-TERM DEBT
   Long-term bank debt - Note 8...........................             499,650                      700,050
   Notes payable - Note 9.................................             450,000                      250,000
                                                                      --------                      -------
                                                                       949,650                      950,050

               TOTAL......................................           2,010,831                    1,773,987

STOCKHOLDER'S EQUITY - Note 5.............................
         Common stock, $.01 par value, 30,000,000
         shares authorized, 15,394,001 shares issued and
         outstanding, 285,000 shares held in treasury
         stock............................................             169,590                      169,590
Additional paid in capital................................           4,873,057                    4,873,057
Less treasury stock (cost)................................              (1,425)                      (1,425)
Gain (loss) from foreign currency translation.............                   -                      (51,860)
Retained earnings (deficit)...............................          (4,557,902)                  (4,155,315)
                                                                   -----------                  -----------
   Total shareholders' equity.............................             483,320                      834,047
                                                                    ----------                  -----------

   Total liabilities and shareholders' equity.............          $2,494,151                   $2,608,074
                                                                    ==========                   ==========
















          See accompanying notes to consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                               Three Months          Three Months             Six Months             Six Months
                                              Ended June 30,        Ended June 30,          Ended June 30,         Ended June 30,
                                                   1998                  1997                    1998                   1997
                                                  ------                ------                  ------                 -----
Sales......................................     $   --               $    24,460             $    --                $    31,455
Cost of sales..............................         --                    32,251                  --                     32,251
                                                ----------            ----------            -----------             -----------
Gross profit...............................         --                    (7,791)                 --                       (806)
Selling, general and administrative
  expenses.................................        101,955             1,477,051                350,727               1,962,543
                                                 ---------            ----------              ---------             -----------
(Loss) from operations                            (101,955)           (1,484,842)              (350,727)             (1,963,349)

Other income (expense)
     Interest income.......................         --                    11,708                  --                     17,536
     Interest expense......................         --                   (20,173)                 --                    (42,389)
     Gain from sale of
         investments.......................         --                     --                     --                    145,402
                                               -----------            ----------             ----------              ----------
                 Total.....................         --                    (9,005)                 --                    120,549
                                               -----------            ----------             ----------              ----------

(Loss) from operations
    before taxes...........................       (101,955)           (1,493,847)              (350,727)             (1,842,800)
                                                  ---------           ----------               --------              ----------
Net (loss).................................      $(101,955)          $(1,493,847)             $(350,727)            $(1,842,800)
                                                 =========           ===========              =========             ===========
Net (loss) per share of
    common stock...........................       $ (.0066)            $  (.0974)             $  (.0228)              $  (.1202)
                                                  ========             =========              =========               =========
Net (loss) per share of
 common stock on a fully
    diluted basis..........................       $ (.0066)            $  (.0932)             $  (.0228)              $  (.1149)
                                                  ========             =========              =========               =========
Weighted average number of
    outstanding shares.....................     15,344,001            14,635,099             15,394,001              14,334,497
                                                ==========            ==========             ==========              ==========

















          See accompanying notes to consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                1998                  1997
                                                                                ----                  ----
                                                                             (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net (loss)...................................................        $(350,727)         $(1,842,800)
         Adjustments to reconcile net income to net cash
                  provided by operating activities:
                  Depreciation and amortization.......................            9,239               64,779
         Changes in operating assets and liabilities:
            (Increase) decrease in:
                  Accounts receivable - trade.........................               --              129,147
                  Accounts receivable - other.........................          (13,589)            (180,810)
            (Decrease) increase in:
                  Accounts payable - trade............................           36,844              135,700
                  Accounts payable - other............................               --              (39,264)
                                                                                -------             --------
                  Net cash provided (used) by
                  operating activities................................         (318,233)          (1,733,248)
                                                                               ---------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment...........................           (8,787)             (45,907)
         Sale of investments, net.....................................               --               83,596
         Payment of security deposit..................................               --              (45,693)
         Payment for product development costs........................          (26,108)            (475,892)
                                                                                --------            ---------
                  Net cash used in investing activities...............          (34,895)            (483,896)
                                                                                --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payment on short term debt...................................               --              401,452
         Additional short term borrowing..............................          200,000                   --
         Proceeds from issuance of stock..............................               --            1,896,395
                                                                                -------            ---------
                  Net cash provided (used) by
                  financing activities................................          200,000            2,297,847
                                                                                -------            ---------

NET INCREASE (DECREASE) IN CASH.......................................         (153,128)              80,703

CASH:
         Beginning of period..........................................          216,337              913,527
                                                                                -------              -------
         End of period................................................          $63,209            $ 996,230
                                                                                =======            =========






          See accompanying notes to consolidated financial statements.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3.   Fixed Assets

     Cost                             (Unaudited)           (Audited)
                                       June 30,            December 31,
                                         1998                  1997
                                       --------              --------
     Leasehold improvement              $10,168               $10,168
     Furniture & equipment               58,922                53,335
     Motor vehicles                      32,474                32,474
                                        -------               -------
                                        101,564                95,977
     Accumulated depreciation            22,861                15,159
                                        -------               -------
         Total                          $78,703               $80,818
                                        =======               =======


4.   Product Development Costs

     Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been capitalized. Total costs incurred to June 30, 1998 were $1,898,529. The costs were principally incurred in the development of the Company's IOD information on demand project.

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

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.   Stock Warrants and Stock Options

     Stock Compensation Plan

     Under the Company's 1996 Stock Option Plan (the "Plan"), the Company may grant options for up to 500,000 shares of Common Stock to its employees, directors and consultants. No options have been granted to date.

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

     In April 1997, the Company entered into an agreement with Pelican Consultants U.S.A., Inc. ("Pelican") to provide financial consulting and financial relations services to the Company. The Company agreed to issue Pelican options to purchase up to 200,000 shares of the Company's Common Stock, at a purchase price of $1.00 per share. Of such options, 100,000 options vested as of April 11, 1997 and options to purchase the remaining shares vested ratably over the next 12-month period from May 11, 1997 until May 11, 1998.

     The Company has accounted for the fair value of the grant of options to Sunrise and Pelican in accordance with FASB Statement 123. The compensation costs that have been charged against income for the options granted to Sunrise and Pelican was $164,063.

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Warrants

     The Company issued warrants exercisable into 1,150,000 shares of Common Stock in connection with its May 1996 private placement. As of June 30, 1998, 500,000 of such warrants were exercised and 850,000 warrants remain available to be exercised. The Company issued additional warrants exercisable into 200,000 shares of Common Stock in connection with its May 1997 private placement. All of such warrants, which are exercisable at $1.00 per share, have been included in the computation of fully diluted earnings per share. In addition, the Company issued warrants exercisable into 50,000 shares of Common Stock, at an exercise price of $0.50 per share, in connection with the sale of a convertible note in December 1997 and warrants exercisable into 200,000 shares of Common Stock at an exercise price equal to 80% of the average of the closing bid and asked price of the Company's Common Stock as reported by Nasdaq Bulletin Board (and if not quoted on the Nasdaq Bulletin Board as reported by National Quotation Bureau) on September 17, 1998.

7.   Accounts Receivable

     In March 1997, CISL was informed by Kupat Holim Leumit, of its continued postponement of payment of a trade account receivable owed to the Company in the amount of approximately $300,000. The Company has determined this account to be uncollectible. The Company has included a loss from this account in the financial statements at December 31, 1997.

8.   Long Term Bank Debt

     On March 3, 1997, CISL converted $900,450 of short-term debt into long-term debt. The terms of the refinancing call for payments of principal and interest at a 7.75% annual interest rate. See also Note 12.

     The following is a schedule of principal payments:


                    1998                                      $ 200,400
                    1999                                        200,400
                    2000                                        200,400
                    2001                                         98,850
                                                              ---------
                                                             $  900,450
                    Current Maturities                         (400,800)
                                                             ----------
                    Long-term debt                           $  499,650
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

     On March 17, 1998, the Company sold $200,000 principal amount of 10% convertible secured note due on January 8, 1999 (the "March Note"). The March Note is convertible into shares of Common Stock for six months and twenty four days beginning June 15, 1998 and ending January 8, 1999, at a 20% discount to the average closing bid price per share of the Common Stock on the Nasdaq Bulletin Board for the five trading days prior to the conversion day (the "Market Price"). After the 180th day, the conversion price is convertible at a 30% discount to the Market Price. In the event the Market Price will be less than $0.50, the March Note will be convertible at a 50% discount to the bid price for the Common Stock for the five trading days before the conversion date. Yehuda Shimshon, Chief Executive Officer and principal stockholder of the Company, guaranteed the payment of the principal and interest of the March Note and also secured it by pledging 800,000 of his shares of Common Stock to the note holders.

10.  Discontinued Operations

     In December 1997, the Company entered into a formal arrangement to discontinue operations of CISL.

11.  Income Taxes

     The Company has a net operating loss carry forward in the amount of $2,673,437 which will begin to expire in the year 2002.

12.  Contingencies

     An action was initiated against the Company by three investors who have alleged that they are owed a penalty fee in connection with their investment in the Company. The investors claimed that the Company failed to promptly file a registration statement with the Securities and Exchange Commission with respect to their shares. Such investors

                       CASDIM INTERNATIONAL SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     have claimed that they are owed $210,000 by the Company. The Company defended itself against the action brought by the investors.

     An action was initiated in the Tel Aviv District Court against CISL, the Company and Yehuda Shimshon, Chief Executive Officer and the principal stockholder of the Company, by Bank Hapoalim B.M. (the "Bank") in the amount of NIS 2,500,000 (approximately $666,666). The Bank has claimed that CISL defaulted on its NIS and U.S. dollar loans and credit line payments of principal and interest and that it is owed such amount by the three Defendants, since the loan payments of CISL to the Bank have been guaranteed by the Company up to $1,000,000 (with the addition of interest and linkage) and Mr. Shimshon guaranteed the debt of CISL to the Bank in a guarantee which was unlimited in amount. The Defendants have been granted an extension to defend themselves until September 17, 1998.

13.  Subsequent Events

     In July and August 1998, the Company obtained two short-term loans aggregating $60,000 and bearing 10% annual interest (the "Loans") from K.I.D. International ("K.I.D.") to finance its operation. Yehuda Shimshon, Chief Executive Officer and principal stockholder of the Company, secured the payment of the notes to K.I.D. by pledging 100,000 of his shares of Common Stock. On August 18, 1998, the parties agreed that the Company will issue to K.I.D. 110,770 restricted shares of Common Stock of the Company in full payment for the Loans.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

     The discussion and analysis which follows in this Quarterly Report and in other reports and documents of the Company and oral statements made on behalf of the Company by its management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect the Company's current views with respect to future events and financial results. These include statements regarding the Company's earnings, growth and expansion plans, forecasts and similar matters which are not historical facts. The Company reminds stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward looking statements. These uncertainties and other factors include, among other things, the Company's ability to generate increased sales; competitive factors; the Company's ability to obtain additional financing; the Company's ability to complete and subsequently obtain revenues from its new projects; and technological difficulties and resource constraints encountered in developing new products. The forward-looking statements contained in this Quarterly Report should be considered in light of these factors. The forward-looking statements contained in this Quarterly Report and made elsewhere by or on behalf of the Company should be considered in light of these factors.

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

Overview

     Pursuant to an agreement dated March 20, 1997 entered into between the Company and Ramada Franchise Systems, Inc. ("RFS"), a wholly-owned subsidiary of HFS Incorporated, the Company developed its IOD System. The IOD System was designed to incorporate interactive television, Internet, video-on-demand, e-mail, and a club member facility and is designed to utilize a WAN to link video and data servers via the Internet. During the development of the IOD System additional capabilities were added to those provided for in the agreement with RFS. The Company built a demo hotel room with the IOD System in its N.Y. offices and is presently demonstrating the operation of the IOD System to hotel managers and owners. The Company subsequently determined that the proposed business plan for the Company's IOD System would not be profitable to the Company and the Company subsequently prepared a new business model based on utilization of the IOD System in more upscale lodging facilities. No assurance can be given that the Company will be able to enter into agreement for its IOD System or that it will be able to raise sufficient funds to install its IOD System at new sites.

     The Company has determined to conserve its working capital and not to pursue its joint venture with Dick Clark International Cable Ventures Ltd. to exploit certain satellite transmission licenses held by an affiliate of said company in Mexico.

Results of Operations

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997.

     The Company had no product sales during the quarter ended June 30, 1998 as compared to $24,460 in the comparable 1997 quarter. The Company did not record any sales as a result of the discontinuance of operation of the Company's Israeli subsidiary in the fourth quarter of 1997.

     Selling, general and administrative expenses, which principally consist of general and administrative expenses decreased to $101,955 in the 1998 second quarter from $1,477,051 in the 1997 second quarter, due primarily to the Company's efforts to reduce its operating costs and the discontinuance of operation of the Company's Israeli subsidiary in the fourth quarter of 1997.

     In the second quarter of 1998, the Company did not capitalize any product development costs, as compared to $213,000 in the second quarter of 1997, principally relating to the IOD System.

     For the quarter ended June 30, 1998, the Company reduced its loss from operations to $101,955 as compared to a loss from operations of $1,493,847 for the 1997 comparable quarter as a result of its cost-cutting efforts and the discontinuance of operation of its Israeli subsidiary. The Company expects to continue to operate at a loss until such time as sales of its IOD System commence. The Company will require financing of approximately $1.0 million in 1998 to fund the installation of the IOD System and to start the full marketing and sales activities for the IOD System.

     As a result of the foregoing, the Company's net loss was $101,955 or $.0066 per share for the quarter ended June 30, 1998 as compared to a net loss of $1,493,847 or $0.974 per share for the quarter ended June 30, 1997.

Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997

     The Company had no product sales during the six-month period ended June 30, 1998 as compared to $31,455 during the comparable period in 1997. The Company did not record any sales as a result of the discontinuance of operation of the Company's Israeli subsidiary in the fourth quarter of 1997.




                                      -16

     The Company did not record any cost of sales in the 1998 period as compared to $32,251 in the 1997 six-month period, principally as a result of the fact the Company did not have any sales. As a result of the foregoing, the Company did not record any gross profit for the six-month period ended June 30, 1998 as compared to a negative $806 in gross profit in the 1997 period.

     Selling, general and administrative expenses decreased in the 1998 six-month period to $350,727 from $1,962,543 in the 1997 comparable period, due primarily to the Company's efforts to reduce its operating costs and the discontinuance of operation of the Company's Israeli subsidiary in the fourth quarter of 1997.

     During the six months ended June 30,1998, the Company did not have other income as compared to other income of $120,549 in the 1997 period. In the 1997 period the Company recorded a gain of $145,400 on the sale of an investment.

     For the six-month period ended June 30, 1998, the Company had an operating loss of $350,727 as compared to an operating loss of $1,842,800 for the comparable period in 1997, as a result of its cost-cutting efforts and the discontinuance of operation of its Israeli subsidiary.

     As a result of the foregoing, the Company had a net loss of $350,727 for the 1998 six month period as compared to a net loss of $1,842,800 in the comparable 1997 period.

Liquidity and Capital Resources

     At June 30, 1998, the Company had $63,209 in cash and $213,643 in working capital as compared to $216,337 in cash and $332,498 in working capital at December 31, 1997.

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

     In July and August 1998, the Company obtained two short-term loans aggregating $60,000 and bearing 10% annual interest (the "Loans") from K.I.D. International ("K.I.D.") to finance its operation. On August 18, 1998, the parties agreed that the Company will issue 110,770 restricted shares of Common Stock of the Company to K.I.D. in full consideration for the Loans and that such issuance of shares will constitute full payment for the Loans.

     Management believes that the Company will require $350,000 in order to have sufficient working capital for its operation for the remainder of the year. In addition, the Company will require financing of approximately $1.0 million in 1998 to fund the installation of the IOD System at various Ramada Inn sites, if a new agreement will be signed between the parties, and to start the full marketing and sales activities for the IOD System. Although the Company is currently investigating several sources of financing, no assurance can be given that the Company will be able to raise sufficient financing on either an equity or debt basis to permit it to continue operations and implement its IOD System.

     Among the factors that will affect the Company's working capital in the future will be the amount and timing of the expenditures required to complete the development, installation and testing of the IOD System.

The Year 2000 Issue

     The Company had conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and believes that its systems are Year 2000 compliant.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders

     The Company held a Special Meeting of Shareholders on June 22, 1998. At the meeting, the Company's shareholders voted for the approval of the amendment of the Company's Certificate of Incorporation to (A) effect a reverse stock split of the outstanding shares of the Company's Common Stock, par value $.01 per share, in which each eight shares of outstanding Common Stock combined into one share of new Common Stock, par value $.01 per share, and (B) reduce the number of authorized shares of Common Stock from 30,000,000 to 15,000,000 shares.

                  For                         Against                    Abstain
                  ---                         -------                    -------

                8,983,530                        0                        1 ,000


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


3.1  Certificate of Incorporation as amended on December 6, 1995.(1)

3.2  By-laws.(1)

3.3  Certificate  of Amendment to  Certificate  of  Incorporation  filed July 1,
     1998.

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

10.5 Form of Note from July 1998 and letter of agreement dated August 18, 1998.

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



                                          CASDIM INTERNATIONAL SYSTEMS, INC.


                                          /s/Yehuda Shimshon
                                          ------------------
                                          Yehuda Shimshon
                                          Chairman of the Board, President & CEO




Date: August 24, 1998

                                 EXHIBIT INDEX


Exhibit
 No.           Description
 ---           -----------
3.1  Certificate of Incorporation as amended on December 6, 1995.(1)

3.2  By-laws.(1)

3.3  Certificate  of Amendment to  Certificate  of  Incorporation  filed July 1,
     1998.

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

10.5 Form of Note from July 1998 and letter of agreement dated August 18, 1998.

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